Form 10KSB
period 1999-12-31
EIEIHOME COM INC
filed 2000-03-30
CIK 49397

As filed with the Securities and Exchange Commission on March 30, 2000


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending December 31, 1999          Commission File No. 001-15627


                                eieiHome.com Inc.
               (Exact name of registrant as specified in charter)

          Delaware                                      13-4103407
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

         67 Wall Street , Suite 2411                        212-344-0351
          New York, New York 10005                  (Registrant's Telephone No.
  (Address of Principal Executive Offices)               incl. area code)

      Securities registered pursuant to                       None
         Section 12(b) of the Act:

      Securities registered pursuant to          Common Stock, par value $0.001
         Section 12(g) of the Act:

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ( ) No (X)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB(X).

   For the fiscal year ended December 31, 1999, the Company's revenues were $59,759.

   Based on the closing high bid price on March 24, 2000 of $2.75 per share of common stock, as reported by the National Quotation Bureau on the "pink sheets", the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $50,046,618.

   On March 24, 2000, the number of shares outstanding of the registrant's Common Stock was 18,198,770.

   Transitional Small Business Disclosure Format (Check One):    Yes    No  X

                                     Part I

Item 1.  Description of Business.

         eieiHome.com Inc. ("eieiHome or the "Company") operates an Internet service, information and e-commerce web site, providing information and related products and services for homeowners, home buyers, and home service providers. This Internet service was introduced by the Company's wholly owned Canadian subsidiary, also called eieiHome.com Inc. ("eieiHome (Canada)"), in two Canadian test markets, Vancouver and Toronto, in June 1999 with the intent of expanding to additional metropolitan markets in Canada and the United States over the next year. The Company sells advertising space to national and local home service providers and manufacturers of home-related products. For local and national accounts, the Company also provides Internet web hosting, web page design, e-commerce solutions, and e-mail services.

         Prior to February 2000, eieiHome (Canada) was a wholly owned subsidiary of the Company (then called HyComp, Inc.), which was incorporated in the Commonwealth of Massachusetts in 1969. On February 29, 2000 a special meeting of the shareholders of the Company was held in Boston, Massachusetts. At the meeting, the Company's shareholders approved its reincorporation as a Delaware company by merging it with a Delaware company called eieiHome.com Inc. formed on February 25, 2000. As a result of the reincorporation, the Company's name changed from HyComp, Inc. to eieiHome.com Inc., the par value of its common stock changed and the number of shares which the Company is authorized to issue increased from 20,000,0000 shares of common stock, par value $0.01, to 75,000,000 shares of common stock, par value $0.001, the 2000 stock option plan was adopted, and all of the Company's directors were re-elected. Accordingly, as of February 29, 2000 eieiHome.com Inc., an Ontario (Canada) company, is the wholly owned subsidiary of eieiHome.com Inc., a Delaware company.

         Through March 31, 1999, the Company (then called HyComp, Inc.) was a designer, manufacturer and distributor of thin film hybrid circuits, thin film resistor networks and various thin film components mainly used for military purposes. In March 1999, HyComp, Inc. sold all of its assets, excluding cash and receivables. The buyer assumed all liabilities other than commercial and inter-company debt.

         On October 14, 1999, HyComp, Inc. acquired all of the issued and outstanding common stock of eieiHome (Canada) from Simmonds Capital Limited ("SCL"). Following the transaction, eieiHome (Canada) was considered the acquiring party and the surviving accounting entity because the former stockholders of eieiHome (Canada) received an amount of voting shares of the combined company which constituted an effective controlling interest in the combined company. Accordingly, the transaction was accounted for as a reverse acquisition and the discussion in "Item 6. Management's Discussion and Analysis or Plan of Operation" and the financial statements contained in this Form 10-KSB present the historical financial position and results of operations of eieiHome (Canada) rather than the historical financial position and results of operations of HyComp, Inc. The acquisition of eieiHome (Canada) formally closed on October 14, 1999.

         eieiHome (Canada) was incorporated as Chargnet Inc. in June 1998 in the province of Ontario, Canada. It operated as Chargnet until June 20,1999 when it was acquired by SCL and its name was changed to eieiHome.com Inc. eieiHome (Canada) is now a wholly owned subsidiary of eieiHome and continues to operate the Company's Internet web site in Canada.

1.       Products and Markets

          eieiHome operates an Internet web site providing information for homeowners with local references for home products and services. eieiHome distinguishes itself from other web sites by being both category-specific in its information, and local in its directory references. Other Internet web sites tend to be either broad in subject scope with little, if any, local content.

         The Company expects to receive revenue from the following sources:

         o national advertising accounts, which purchase advertising and exclusive sponsorship in one or more categories or sub-categories of home service or home products;

         o local advertising accounts, which pay monthly listing fees, monthly advertising fees as well as fees for the design of customized web pages or for customized e-commerce solutions.

         o banner advertising, which pay monthly fees appropriate for the prevailing level of visits per day or month;

         o design projects, which pay a substantial up-front fee and monthly maintenance fees; and

         o e-commerce capability, which the Company anticipates will provide additional revenue from the sale of home-related products.

         The Company currently has a direct sales force in Canada, which targets national accounts for sponsorship and e-commerce programs. A local commission sales force is used to solicit listing and advertising revenue for local accounts. While the eieiHome web site design and database is national in scope, the service is being introduced on a market-by-market basis. Promotion of the eieiHome web site to Canadian consumers began in June 1999 in Toronto, Ontario and Vancouver, British Columbia, with a radio and billboard advertising campaign. eieiHome plans to expand its service to additional Canadian markets and to introduce its services into selected US cities within the next year. These plans are subject to both the successful completion of financing and the firm commitments of national advertisers in each target market. It is not certain that either will be available.

         The eieiHome web site has been developed with a number of proprietary designs and systems including the local mapping system, the user interface designed by ColdFusion, and the database. Approximately one-half of the web site is devoted to home-related information, including home tips and do-it-yourself information, while the other half lists directory information for local service providers and retail outlets of interest to homeowners. The site is divided into 160 distinct home-related categories. These categories are organized under five main sections: Real Estate, Renovation, Decorating, Maintenance, and Electronics. For advertisers, each category is currently offered on an exclusive basis, limited to one national advertiser plus three local account references per category per market. In addition to information and directory service, the eieiHome web site offers a number of other features to promote user loyalty to increase the frequency of visits by consumers and advertisers. These include: e-mail service for local accounts, group purchasing discount benefits for local accounts to purchase business products or services from third party providers, discussion sites for consumers and service or product providers and a free local classified advertising section for consumers.

2.       Competition

         In broad terms, eieiHome competes with all other web sites with revenues based on advertising for the attention of consumers and available Internet advertising spending. Distinct from other Internet information or reference web sites, eieiHome is both category specific in its information, home-related products and services, and local in its directory references. Other Internet web sites tend to be either broader in subject scope, as a general directory, or vertically narrower in subject scope with little if any local content. The following are some of eieiHome's principal competitors:


         o Homestore.com: Homestore.com is a real estate focused Internet web site which provides information and references on a variety of related topics including real estate listings, remodeling and home improvement, home builders, and information for people relocating. There is no third party advertising offered on the site, which acts as a referral service.

         o Improvenet: The Improvenet Internet web site provides information and solicits quotes for home improvement and renovation projects.

         o Ourhouse.com: Ourhouse.com is a new home-related predominantly e-commerce based Internet web site. Its most significant feature is their partnership with ACE Hardware. Ourhouse.com primarily promotes the ACE Hardware inventory.

         o Home Depot: The Home Depot Internet web site provides value added information on home-related products and is focused on the do-it-yourself homeowner. The site primarily promotes the sale of home building or hardware products through the local Home Depot retail outlet.

         o Sears: The Sears Internet web site provides home product and service information. The focus is on selling products through Sears retail outlets providing a telephone reference for Sears home service products. Some products can be purchased on-line for delivery in the continental U.S.

         o Canadian Home Builders Association (CHBA): CHBA operates an Internet web site which provides useful tips on how to secure a contractor and negotiate a construction contract. The service is provided free to consumers.

         o Housenet: The Housenet Internet web site provides information on 12 home-related categories with an emphasis on gardening. It does not offer local referrals for contractors or service providers.

         o Service Directories: A number of companies such as Yellow Pages, GE Bigfoot and AT&T provide on-line business directories. These Internet web sites are similar to a telephone directory on-line, with a broad listing of categories and limited value added information for the consumer. There is no category exclusivity offered to advertisers.

         o City Guides: Most major metropolitan markets have established city guide Internet web sites, in many cases owned by or affiliated with a local newspaper. These sites typically provide a broad base of local information, including weather and entertainment, as well as lists of local merchants. They are not focused on home product information or references.

Several of the Company's competitors have greater financial and marketing resources. The competitors all have a market lead in the United States and Canada, with an established or developing Internet web site and customer base.

         The Company will depend for its competitive success on eieiHome's ability to attract national and local advertiser support and to attract and retain a consumer audience for its Internet web site. The Company hopes that the potential size of the consumer base will interest advertisers and that the size and relevance of the directory listing will attract consumers. Consequently, when launching in a local market, the Company plans to explore a variety of incentives, including free trial listings, to attract advertisers. The Company intends to use local market mass media advertising plus strategic Internet relationships to build consumer traffic to the site.

         In 1999, the Company was dependent upon national account advertising for approximately 69% of its revenue and its top three national accounts represented approximately 54% of overall revenues. Most of the national accounts have their own Internet web sites to promote their own brands and most also advertise on other informational Internet web sites. As the Company's business develops in each market, the Company anticipates that the proportion of its revenue represented by local accounts and e-commerce will increase, and the proportion of its revenue by advertising will also increase.

3.       Suppliers

         Employees on staff and consultants under contract design and maintain the eieiHome Internet web site and database. The software used by eieiHome is all from a single source by vendors who are recognized in the computer software industry. The Company uses a variety of different vendors for its computers and server platforms. Similarly, the Company has a variety of choices regarding its web hosting. The company is in the process of transferring all server usage, for e-mail, database and advertising, from outsource to in house.

         To the Company's knowledge all of the proprietary and third party software that it uses is Year 2000 compliant. As of March 30, 2000, the Company was not aware of any Year 2000 problems that had materially affected its systems or operations. However, there remains some minimal risk that the Company may still discover or experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems or by Year 2000 deficiencies in the products from third party suppliers. (see Item 6 - Year 2000 disclosure in the Management's Discussion and Analysis or Plan of Operations.-

4.       Patents and Trademarks

         The Company holds a Canadian trademark for eieiHome. The US trademark application is pending. Additional US trademark applications, for slogans, are pending. The Company currently holds no patents for its intellectual property or designs.

5.       Employees

         The Company currently has seventeen full time employees.

Item 2.  Description of Property.

The Company occupies approximately 5,660 square feet of office space in Toronto, Ontario, Canada under the terms of a three year lease with an option to renew for an additional five year period. This is the location for web site and database design and maintenance, national account sales, and customer service. The Company currently maintains a temporary office in New York, New York and intends to lease executive office premises in the United States during the next year from which it will direct its North American operations.

Item 3.  Legal Proceedings.

To the knowledge of the Company, there are no current or pending legal proceedings to which the Company is a party other than the following.

         The Company has been advised by MicroTel that a claim is being made against MicroTel by SatCon for warranty reimbursement in connection with the Asset Purchase Agreement by and between HyComp and HyComp Acquisition Corp. dated March 31, 1999 (the "SatCon Sale").

     Prior to the SatCon Sale, the Company, then a subsidiary of MicroTel, manufactured products for sale to Honeywell International, Inc. ("Honeywell") in November and December of 1998 under purchase orders in the amount of $157,859.80. The Company is advised that, after the consummation of the SatCon Sale, MicroTel became aware of a claim by Honeywell that some of the products were defective. On September 30, 1999, SatCon invoiced MicroTel for $185,660.76 for costs it alleges it incurred in repairing the defective products sold to Honeywell. MicroTel has agreed to accept responsibility for this claim and to indemnify the Company should it be found to be liable in any respect. The Company is advised that SatCon and MicroTel are attempting to negotiate a settlement.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Board of Directors held a Special Meeting of Stockholders on February 29, 2000 at the Marriott Boston, Copley Square, Boston Massachusetts 02116. The Company delivered to its stockholders a proxy statement, dated February 7, 2000, detailing the Board of Directors' proposals, which is attached as Exhibit 22.1 to this Form 10-KSB (the "Proxy Statement"). The shareholders approved, in each case by the required number of affirmative votes, five proposals. The proposals were:

         (1) to change the jurisdiction of incorporation of the Company from the Commonwealth of Massachusetts to the State of Delaware by merging the Company with eieiHome.com Inc., a company incorporated in Delaware and to be a wholly-owned subsidiary of the Company and, in connection with the move, to adopt the Agreement and Plan of Merger attached to the Proxy Statement as Appendix A (passed with 14,493,666 votes for, 2,251 votes against and 109,670 non-votes);

         (2) to change the Company's name from HyComp, Inc. to eieiHome.com Inc. (passed with 14,600,136 votes for and 5,451 votes against);

         (3) to increase the number of shares that the Company is authorized to issue from 20,000,000 shares of common stock, par value $0.01, to 75,000,000 shares of common stock, par value $0.001 (passed with 14,490,616 votes for, 5,301 votes against and 109,670 non-votes);

         (4) to adopt the 2000 Stock Option Plan, as described in the Proxy Statement (passed with 14,490,816 votes for, 5,101 votes against and 109,670 non-votes);

         (5) to re-elect the current directors of HyComp, Inc. (passed with 14,003,387 votes for, 2,200 votes against and 600,000 abstaining).


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The price per share of Company Common Stock was quoted on the NASD's OTC Bulletin Board under the symbol "HYCP" prior to December 15, 1999 when the new OTC Bulletin Board Eligibility Rule went into effect. This rule eliminates listing of companies that were not previously subject to the reporting requirements of the United States Securities and Exchange Commission. On January 19, 2000, the Company filed a registration statement on Form 10SB in order to comply with the new reporting requirements. As the registration statement was not effective prior to December 15, 1999, trading in shares of Company Common Stock is currently being quoted in the "pink sheets" published by the National Quotation Bureau, Inc. under its new name "eieiHome.com Inc." and its new trading symbol, "EIEI". The Securities and Exchange Commission did not review the Company's registration statement on Form 10SB and the Company anticipates that it will be eligible for quotation on the NASD's OTC Bulletin Board shortly.

The following table sets forth for the periods indicated the high and low bid prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                    High         Low
-------------                    ----         ---
 March 31, 1998                $0.09375    $0.09375
 June 30, 1998                 $0.09375    $0.09375
 September 30, 1998            $0.09375     $0.0625
 December 31, 1998              $0.0625    $0.03125
 March 31, 1999                 $0.0500     $0.0300
 June 30, 1999                  $0.0500     $0.0400
 September 30, 1999             $1.4375     $0.0400
 December 31, 1999(1)           $1.2500     $0.2500
 March 24, 2000                 $3.0000     $0.7500

(1) On December 15, 1999, the last date on which the Company Common Stock was quoted on the NASD's OTC Bulletin Board, the closing sale price was $1.2500. The high bid price reflected in the "pink sheets" between December 15, 1999 and December 31, 1999 was also $1.2500.

On March 24, 2000, the Company had approximately 330 shareholders of record. The Company believes it has approximately 530 shareholders including holders whose securities are held in street name or nominee accounts.

The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

         The Company is in its first stage of development and operates an Internet web site for consumers seeking home-related information, products and services.

         The Company's business was originally conducted through its wholly owned subsidiary, eieiHome (Canada), which launched the original Internet web site in June, 1998 and re-launched an improved eieiHome.com Internet web site in June, 1999. On June 21, 1999 eieiHome (Canada) launched a Canadian radio and billboard advertising campaign in the Toronto and Vancouver markets.

         On March 31, 1999, the Company (then known as HyComp, Inc.) determined that it could no longer run its previous business at a profit and sold substantially all of its assets and select liabilities to SatCon Technology Corporation ("SatCon"). On October 14, 1999, HyComp, Inc. bought all of the issued and outstanding shares of the capital stock of eieiHome (Canada) and a $500,000 inter-company loan from SCL in exchange for 7.5 million newly issued shares of the common stock of the HyComp, Inc., par value $0.01 ("Company Common Stock") (1,125,000 of which were issued to each of Paul Dutton and Max Hahne, the founders of eieiHome (Canada), in consideration for the cancellation of their options to repurchase up to 30% of eieiHome (Canada)), a $500,000 demand promissory note, a $2,000,000 convertible debenture and warrants to purchase up to five million shares of Company Common Stock. The Company is now in the process of raising the necessary funding to introduce the eieiHome.com Internet web site in additional North American markets.

Results of Operations

Twelve months ended December 31, 1999

         During the twelve month period ended December 31, 1999, the Company's primary operations were conducted through its wholly owned subsidiary, eieiHome (Canada). On June 21, 1999, eieiHome (Canada) (then known as Chargnet Inc.) launched the Company's current Internet web site and on July 14, 1999 it changed its name from Chargnet Inc. to eieiHome.com Inc. During the period from January 1, 1999 to June 21, 1999, Management concentrated on organizing and implementing the advertising strategy and reconfiguring the design of the Internet web site. On June 24, 1999, eieiHome (Canada) launched an innovative radio and billboard advertising campaigns in the Canadian markets of Toronto, Ontario and Vancouver, British Columbia capitalizing on the name change. These advertising campaigns were considered by eieiHome (Canada) to be a pilot program in order to assess the impact of advertising on the results of the business.

         On February 1, 1999, eieiHome (Canada) moved to new office space located at 590 King Street West in Toronto.

         In May 1999, eieiHome (Canada) recruited a National Sales Manager to begin organizing the local account sales force in Canada.

         Revenues for the twelve month period ended December 31, 1999 were $59,759, consisting of $41,301 from national advertising accounts, $14,679 from local advertising accounts and $3,779 from web site design for third parties.

         Operating expenses for the twelve month period ended December 31, 1999 were $1,148,389 consisting of employment and consulting costs and the initial advertising campaign.

         Depreciation of property and equipment and interest for the twelve month period ended December 31, 1999 was $9,961 and $42,592, respectively.

         The net loss for the twelve month period ended December 31, 1999 was $1,141,183. The net loss per common share was $0.11.

Period from June 25, 1998 (Inception) to December 31, 1998

         For the period June 25, 1998 to December 31, 1998, management was focused on constructing an improved Internet web site, building strategic relationships with key national accounts and refining the business plan prior to the relaunch of the Internet web site. The construction of the web site was primarily technical in nature involving mapping systems and code structure. Management required a minimum number of key national accounts present on the Internet web site in order to build its reputation and was able to sign Coldwell Banker, a national real estate business, during October 1998.

         Revenues for the period June 25, 1998 to December 31, 1998 were $2,501 consisting primarily of a small group of paying national accounts. Most national accounts were allowed to advertise on the Internet web site without charge on the understanding that once a media advertising campaign was launched and minimum levels of traffic on the Internet web site were achieved that monthly advertising fees would start to be payable.

         Operating expenses for the six month period ended December 31, 1998 were $120,182 with the bulk of these expenses allocated to the employment and consulting costs of a small group of technicians required to build and make improvements to the Internet web site.

         The net loss for the period June 25, 1998 to December 31, 1998 was $117,681.

Financial Condition

As at December 31, 1999

         After launching the eieiHome Internet web site during the summer of 1999, the Company's balance sheet reflected a minimum level of operating assets on December 31, 1999.

         Total assets grew from $299 on December 31, 1998 to $51,086 on December 31, 1999. Current assets totaled $17,785 consisting primarily of account receivable and cash. As at December 31, 1999 the Company possessed $33,301 in capital assets consisting of furniture and computer equipment.

         Current liabilities totaled $1,101,949 as at December 31, 1999 and consisted primarily of a note for $500,000 payable to SCL, accounts payable and accrued liabilities of $339,158 and deferred revenue of $2,696. Amounts due to related parties consisted of $260,095 payable to SCL and its subsidiaries.

         Senior subordinated convertible debentures totaled $110,500 as at December 31, 1999.

         The stockholders' equity deficit increased from $20,180 at December 31, 1998 to $3,161,363 as of December 31, 1999. This deficit increase is attributable to operating losses by the Company during the year of $1,141,183 and the Company's issuance of a $2 million convertible debenture to SCL as part of the eieiHome transaction, which was accounted for as a dividend.

         The working capital deficit, excluding related party liabilities, at December 31, 1999, was $324,069 indicating that additional funding will be required by the Company in order to continue to operate and grow the business.

As at December 31, 1998

         Due to the Company's operation of the original Chargnet Internet web site and the concomitant lack of significant revenue to December 31, 1998, the Company's balance sheet, as of that date, did not contain any capital assets.

         Total assets as at December 31, 1998 were $299, total liabilities were $20,479 and stockholders' equity consisted of a deficit of $20,180.

         Total assets consisted of cash as of December 31, 1998. Liabilities represented all accounts payable and accrued liabilities.

Liquidity and Capital Resources

         The significant losses and working capital deficit at December 31, 1999 have called into question the Company's ability to continue to operate as a going concern. The Company's ability to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise external financing prior to achieving a break-even level of operations. The Company's only internal source of funding is from its Internet web site, which has currently only been introduced in two Canadian markets. At this time neither of those markets has reached full maturity.

         eieiHome (Canada) was historically funded by the initial capitalization in June 1998 and thereafter by SCL until October 1999 when it became a subsidiary of the Company.

         Each new market entered by the Company will require substantial media advertising prior to generating revenue. The Company will have to raise sufficient financing to meet its advertising needs. Pilot advertising programs carried out in Toronto and Vancouver have indicated that the perception of value by local and national accounts is heightened with high-profile radio advertising preceding the launch.

         At December 31, 1999 the Company had raised long term financing of $110,500 in connection with five year senior subordinated convertible debentures. The debentures will be convertible into common stock of the Company at the rate of $0.25 per share, and upon conversion each share will be accompanied by a warrant to purchase one share of common stock of the Company for $0.50 per share at any time over the next 3 years. The debentures will be subordinate to any senior debt the Company may raise in the future. As of March 28, 2000, the Board of Directors had approved the issuance of debentures up to a maximum of $2,500,000, of which $1,614,500 has been received.

         As at March 28, 2000 the Due to Related Party indebtedness and $300,000 of the $500,000 note payable owed to SCL had been repaid from funds received since January 1, 2000 in connection with the five year senior subordinated convertible debentures. Under the terms of the note payable the full amount owed to SCL was due and payable after the company had raised $1 million in new financing.

         The Company is in the process of organizing additional new financing through either the issuance of equity securities or convertible debentures. There can be no assurance that the Company will be successful in obtaining funding as and when required.

Year 2000

         Many older installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. If Year 2000 requirements are not met, our software products and those of our suppliers could malfunction, which could prevent or limit access to our online Internet site and could be costly to remedy.

Year 2000 Assessment

         The Company's principal operations are relatively new. so it does not have the same level of exposure to Year 2000 issues as many older companies. As a matter of strategic direction, the Company attempts to use only the most recently released versions or models of in-house and third-party computer and software products. As of March 30, 2000, the Company was not aware of any material Year 2000 problems and, as a result of our internal testing, we believe that our systems are Year 2000 compliant in all material respects. We have not incurred material costs to date in our assessment of the Year 2000 issue, and currently do not believe that the cost of additional actions will have a material effect on our results of operations or financial condition. Although we are not aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000, we may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems.

Third Party Equipment and Software

         In addition, we currently use third-party equipment, software and content. While we believe that this equipment and the third party suppliers are Year 2000 compliant and, as of March 31, 2000, the Company was not aware of any material Year 2000 problems, failure of such third-party equipment, software or content to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems. We are also subject to external forces that might generally affect industry and commerce, such as utility or telecommunications company Year 2000 failures and related service interruptions.

Possible Consequences of Year 2000 Malfunctions

         Despite efforts to address the Year 2000 risks, our business operations could be adversely affected by Year 2000 problems. Any such Year 2000 problems could result in:

         o significant downtime for, or inaccuracies in, the Company's Internet site or database, which could result in a loss of users and sponsorship;

         o an increase in the allocation of resources to address Year 2000 issues, which could result in decreased productivity in our core operations; or

         o an inability for consumers to access the Internet, which would result in a loss of users and a corresponding reduction in advertising revenue.

The occurrence of one or more of the foregoing could have a material adverse effect on our business, results of operations, and financial condition. We do not have a formal Year 2000 contingency plan in place, since we believe that the most significant area of exposure is from third party vendors and suppliers, on whose contingency plans we must rely. However, such contingency plans may not adequately address Year 2000 risks.

Item 7.  Financial Statements

The following financial statements are filed as part of this Annual Report:

     Independent Auditors' Report

     Balance Sheet

     Statement of Operations

     Statement of Changes in Stockholders' (Deficit)

     Statement of Cash Flows

     Notes to Financial Statements


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Paul Hickey, 68, has been a Director of the Company since July, 1979. He was appointed Chairman of the Company effective September 15, 1999. Mr. Hickey has been an investment banker for over thirty-five years specializing in providing financial and advisory services to middle market public and private companies. Mr. Hickey also serves as a director on the boards of Gregory and Howe Incorporated, American Homeowners Association and Diopsys, Inc. He has a BA Degree from the College of William and Mary 1954.

Angelo G. MacDonald, 41, was appointed Chief Executive Officer and a Director of the Company effective November 1, 1999. Mr. MacDonald holds a J.D. degree from Villanova University School of Law. He is member of the bar in New York and New Jersey, the Southern and Eastern federal districts of New York, the United States Tax Court, the United States Court of International Trade, and the Court of Appeals for the Armed Services. From 1986 to November 1999, Mr. MacDonald was a Senior Trial Assistant District Attorney with the Office of the District Attorney, Bronx County , New York City.

David C. O'Kell, 48, was appointed secretary and a Director of the Company effective November 1, 1999. Mr. O'Kell is the Executive Vice President and Secretary and a Director of SCL, a Toronto Stock Exchange listed company . Mr. O'Kell joined SCL in July 1991 as Vice President Business Development. Prior to joining SCL, Mr. O'Kell was the Vice President and Director of Business Development with the Canadian head office of a multinational advertising agency. Between September 1995 and November 1997, Mr. O'Kell served as the president and a Director of Ventel, Inc., a Vancouver Stock Exchange listed venture capital company. Mr. O'Kell resigned as a Director upon the acquisition by Ventel of Fifty-Plus.net in June, 1999.

Lawrence Fox, 34, has been a Director of the Company since September 15, 1999. Mr. Fox is an active private investor. He has provided merger and acquisition advisory services, including structuring acquisitions and venture capital investments to a number of public and private companies.

John G. Simmonds, 49, has been a Director of the Company since October 15, 1999. Mr. Simmonds is the founder of SCL. Since 1991, Mr. Simmonds has served as Chairman, President and Chief Executive Officer of SCL. SCL is a diversified management company with strategic investments in contract manufacturing, electronics distribution, wireless communications, and internet service markets including both equity investments and wholly owned operations. From 1994 to 1996, Mr. John Simmonds served as Director and Chief Executive Officer of INTEK Global Corporation (formerly Intek Diversified Corp.), a Nasdaq-listed (Small-Cap) company. Intek is involved in the US Specialized Mobile Radio market which owns and manages SMR licenses in the 200 MHz frequency. Between September 1995 and November 1997, Mr. Simmonds served as the Chairman and a Director of Ventel Inc., a Vancouver Stock Exchange listed company. Ventel provides secured loans to developing companies in the US SMR market. Mr. Simmonds resigned from the Board of Directors of Intek during 1998 and resigned from the Board of Directors of Ventel, upon the acquisition by Ventel of Fifty-Plus.net in June, 1999.

Gary N. Hokkanen, 44, was appointed Chief Financial Officer of the Company effective November 1, 1999. Mr. Hokkanen's principal occupation is an accountant and he holds a Certified Management Accountant ("CMA") designation from Society of Management Accountants of Ontario. Mr. Hokkanen also is Vice President, Finance/Chief Financial Officer of SCL. He has held this position since July 1997. For the period April 1996 to July 1997, Mr. Hokkanen was Treasurer of SCL. For the period June 1994 to April 1996 he was Manager, Finance & Treasury. Prior to June 1994, Mr. Hokkanen was Manager, Financial Planning & Analysis, with CUC Broadcasting Limited ("CUC"). CUC, prior to being acquired by Shaw Communications Inc., was a privately owned Canadian cable TV multiple system operator.

Item 10.  Executive Compensation.

                                       SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
                                                                                       Long-Term
                                                 Annual Compensation                 Compensation
                                                                                        Awards
                                                                   Other Annual                          All Other
Name and Principal           Year       Salary        Bonus        Compensation                        Compensation
Position                                 ($)           ($)             ($)                                  ($)
-------------------------------------------------------------------------------------------------------------------
George Riley,  President     1999        ---           ---             ---                ---
and Chief Executive          1998      110,000         ---             ---                ---
Officer(1)                   1997      110,000         ---             ---                ---
                                     -
-------------------------------------------------------------------------------------------------------------------
Gary N. Hokkanen,  Chief     1999                      ---             ---                ---
Financial Officer(2)         1998                      ---             ---                ---
                             1997                      ---             ---                ---
                                     (-)
-------------------------------------------------------------------------------------------------------------------
David C. O'Kell,             1999                      ---             ---                ---
Secretary(2)                 1998                      ---             ---                ---
                             1997                      ---             ---                ---
                                     (-)
-------------------------------------------------------------------------------------------------------------------
John G. Simmonds(2)          1999                      ---             ---                ---
                             1998                      ---             ---                ---
                             1997                      ---             ---                ---
-------------------------------------------------------------------------------------------------------------------
Angelo G. MacDonald,         1999       14,250         ---             ---                ---
Chief Executive Officer(3)   1998        ---           ---             ---                ---
                             1997        ---           ---             ---                ---
-------------------------------------------------------------------------------------------------------------------

(1) Mr. Riley resigned from HyComp effective March 31,1999. The Company operated without the services of a full time CEO until Mr. Angelo MacDonald was appointed effective November 1, 1999. Mr. Hickey served as interim CEO from August 10, 1999 to October 15, 1999. Mr. Simmonds served as interim CEO from October 15 to November 15, 1999.

(2) Effective October 15, 1999, Mr. David O'Kell was appointed Secretary of the Company and Mr. Gary Hokkanen was appointed Chief Financial Officer of the Company. The services of Mr. Hokkanen, Mr. O'Kell and Mr. Simmonds are provided to the Company as part of the services pursuant to the management services contract with SCL pursuant to which the Company pays SCL a fee of $15,000 per month for certain management services including the part time services of Mr. Hokkanen, Mr. O'Kell, and Mr. Simmonds. Mr. Hokkanen, Mr. O'Kell and Mr. Simmonds are all officers of SCL.

(3) Effective November 1, 1999 Mr. MacDonald was appointed C.E.O. of the Company with an annual salary of $114,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   (a) As of March 24, 2000 there were 18,198,770 shares of Company Common Stock, par value, $.001, issued and outstanding. To the knowledge of the Company, the following persons are the beneficial owners of more than five percent of the Company's voting securities:


Title of Class          Name and Address of Beneficial      Amount and Nature of     Percent of
                        Owner                               Beneficial Ownership     Class

Company common stock,   Simmonds Capital Limited                  8,401,700(1)         39.6%(2)
par value  $0.001       580 Granite Court
                        Pickering, ON  L1W-3Z4
                        CANADA

Company common stock,   Paul Dutton                                1,375,000             7.6%
par value  $0.001       590 King St., Suite 403
                        Toronto, ON  M5V 1M3
                        CANADA

Company common stock,   Max Hahne                                  1,375,000             7.6%
par value  $0.001       590 King St., Suite 403
                        Toronto, ON  M5V 1M3
                        CANADA

Company common stock,   John G. Simmonds                           950,000(3)            5.1%
par value  $0.001       13980 Jane St.
                        King City, ON  L7B 1A3
                        CANADA

(1) This number includes 5,401,700 shares of Company Common Stock, the right to receive 2,000,000 shares of Company Common Stock upon conversion of a convertible debenture, and the exercise of warrants to purchase 1,000,000 shares of Company Common Stock, not all of which may be converted or exercised, as the case may be, until after the shareholders of the Company have approved an increase in the Company's authorized capital stock. It is anticipated that a meeting of shareholders will be held to consider this matter on or before March 1, 2000. See "Certain Relationships and Related Transactions".

(2) The beneficial ownership percent is based upon a total of 21,198,770 shares of Company Common Stock assuming the conversion of the debenture and the exercise of the warrants. .

(3) This number includes 100,000 shares of Company Common Stock held by Deborah Simmonds, to which he disclaims beneficial ownership, and 50,000 shares of Company Common Stock held in trust for Jack Simmonds and options to purchase 300,000 shares of Company Common Stock at $0.25 per share.

    (b) As of March 24, 2000, Directors and Officers of the Company had the following beneficial interest in the shares of Company Common Stock:

Title of Class          Name and Address of Beneficial      Amount and Nature of     Percent of
                        Owner                               Beneficial Ownership     Class

Company common stock,   Angelo G. MacDonald                           751,000(1)         4.0%
par value  $0.001       Director and Chief Executive
                        Officer
                        124 West 60th Suite 42H
                        New York, NY 10023

Company common stock,   David C. O'Kell                                                  4.3%
par value  $0.001       Director and Secretary                        800,000(2)
                        185 Glencairn Ave.
                        Toronto, ON  M4R 1N3
                        CANADA

Company common stock,   Paul K. Hickey                                550,000(3)         2.9%
par value  $0.001       Director and Chairman
                        888 7th Avenue
                        New York, NY 10106

Company common stock,   Lawrence Fox                                                     4.3%
par value  $0.001       Director                                      800,000(4)
                        212 Crystal Court
                        Bluebell, PA  19422

Company common stock,   John G. Simmonds                                                 5.1%
par value  $0.001       Director                                      950,000(5)
                        13980 Jane St.
                        King City, ON  L7B 1A3
                        CANADA

                        Total Directors and Officers (8               7,251,000         35.4%
                        persons)

   (1) This number includes options to purchase 700,000 shares of Company Common Stock at $0.25 per share.

   (2) This number includes options to purchase 300,000 shares of Company Common Stock at $0.25 per share.

   (3) This number includes options to purchase 250,000 shares of Company Common Stock at $0.013 per share and 300,000 shares of Company Common Stock at $0.25 per share.

   (4) This number includes options to purchase 300,000 shares of Company Common Stock at $0.25 per share.

   (5) This number includes 100,000 shares of Company Common Stock held by Deborah Simmonds, to which he disclaims beneficial ownership, and 50,000 shares of Company Common Stock held in trust for Jack Simmonds and options to purchase 300,000 shares of Company Common Stock at $0.25 per share.

Item 12. Certain Relationships and Related Transactions

         During the past three fiscal years and through December 31, 1999, there have been no material transactions in which the Company or any of its subsidiaries was a party, and in which any director or officer of the Company had a direct or indirect material interest, except as set forth below.

         On October 13, 1999, a group of investors, which included SCL and certain officers and directors both of the Company and of SCL entered into a Stock Purchase Agreement with MicroTel International, Inc.("MicroTel") and XIT Corporation (formerly known as XCEL Corporation), a wholly owned subsidiary of MicroTel, pursuant to which the investors listed on Schedule I thereto (the "Investors") purchased 9,041,498 shares of Company Common Stock (representing approximately 90% of the then outstanding shares of Company Common Stock) for US$150,000, with John G. Simmonds acting as representative of the Buyers. Each of the Investors acquired the shares of Company Common Stock for his or her own account and there are no contracts, agreements or understandings with respect to the holding , disposition or voting of any of such shares among the Investors.

         On October 14, 1999, SCL entered into a Stock Purchase Agreement with the Company (then known as HyComp, Inc.) for the purchase of 120,000 shares of common stock, no par value, of eieiHome (Canada), which constituted all of the issued and outstanding shares of capital stock of eieiHome (Canada) and a $500,000 inter-company loan made by SCL to eieiHome (Canada), in exchange for:

         (a)      5,250,000 shares of Company Common Stock;

         (b)      A demand promissory note in the amount of U.S. $500,000;

         (c) A convertible debenture in the principal amount of U.S. $2,000,000, convertible into shares of Company Common Stock at a conversion price of $1.00 per share (subject to adjustment as provided therein); and

         (d) Five year warrants for the purchase of an aggregate of 5,000,000 shares of Company Common Stock (subject to adjustment as provided therein), as follows: (i) 1,000,000 shares of Company Common Stock at an exercise price of $1.00 per share exercisable immediately after the Closing; (ii) 1,000,000 shares of Company Common Stock at an exercise price of $1.50 per share exercisable after one year from the Closing; (iii) 1,000,000 shares of Company Common Stock at an exercise price of $2.00 per share exercisable after two years after the Closing; (iv) 1,000,000 shares of Company Common Stock at an exercise price of $2.50 per share exercisable after three years after the Closing; and (v) 1,000,000 shares of Company Common Stock at an exercise price of $3.00 per share exercisable after four years after the Closing.

In addition, the Company issued 1,125,000 million shares of Company Common Stock to each of the two founding shareholders of eieiHome (Canada), Paul Dutton and Max Hahne, as consideration for the cancellation of their option to repurchase up to 30% of eieiHome (Canada). The 1,125,000 shares of Company Common Stock held by each of Mr. Dutton and Mr. Hahn constitute approximately 6.2% of the outstanding Company Common Stock. In connection with the sale of eieiHome (Canada) to the Company, the Company also issued 500,000 restricted shares of Company Common Stock to Lawrence Fox for services rendered in connection with the sale.

         The 12,250,000 shares of Company Common Stock acquired by SCL in this transaction, together with the 151,700 shares of Company Common Stock they acquired in the transaction with MicroTel, constitute approximately 48% of the outstanding shares of Company Common Stock, assuming the conversion of the debenture and the exercise of all of the warrants.

         HyComp entered into a Management Services Agreement with SCL as of October 14, 1999 to pay $15,000 per month for certain management services including the part time services of Mr. Hokkanen, Mr. O'Kell, and Mr. Simmonds.

         During the past three years, no relatives, spouses or relatives of spouses of officers or directors were involved in material transactions with HyComp, and no such transaction is currently proposed.

         During the past three fiscal years and the current fiscal year, no officer or director and no associate of any officer or director, has been indebted to HyComp.

Item 13.  Exhibits, List and Reports on Form 8-K.

   (a)  Exhibits.

         Exhibit 3.1        Articles of Organization as currently in effect.(1)

         Exhibit 3.2        By-Laws as currently in effect. (1)

         Exhibit 4.1        Specimen Certificate for Company Common Stock. (1)

         Exhibit 4.2 U.S. $2,000,000 8% Convertible Debenture due April 15, 2003 issued by HyComp, Inc. to Simmonds Capital Limited. (1)

         Exhibit 4.3 U.S. $500,000 Demand Promissory Note issued by HyComp, Inc. to Simmonds Capital Limited. (1)

         Exhibit 4.4 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 1999 for $.01 per share. (1)

         Exhibit 4.5 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2000 for $.01 per share. (1)

         Exhibit 4.6 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2001 for $.01 per share. (1)

         Exhibit 4.7 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2002 for $.01 per share. (1)

         Exhibit 4.8 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2003 for $.01 per share. (1)

         Exhibit 10.1 Stock Purchase Agreement, dated as of October 14, 1999, by and between Simmonds Capital Limited and HyComp, Inc. (1)

         Exhibit 10.2 Management Services Agreement dated as of October 14, 1999, by and between Simmonds Capital Limited and HyComp, Inc. (1)

         Exhibit 10.3 Stock Purchase Agreement, dated as of October 13, 1999, by and among MicroTel International, Inc., XIT Corporation (formerly known as XCEL Corporation), a wholly owned subsidiary of MicroTel International, Inc. as Seller, each of the persons listed in
                            Schedule I thereto as Buyers and John G. Simmonds, as representative of the Buyers. (1)

         Exhibit 10.4 Assignment, Assumption and Indemnification Agreement dated as of October 13, 1999, by and between MicroTel International, Inc., XIT Corporation and HyComp, Inc. (1)

         Exhibit 10.5 Lease for 590 King Street West, Toronto, dated as of February 1, 1999, by and between Match Pair Inc. and Chargnet Inc. (1)

         Exhibit 21.1       Subsidiaries of the registrant. (1)

         Exhibit 22.1 Proxy Statement, dated February 7, 2000, in respect of the Special Meeting of Stockholders. (1)

         Exhibit 27.1       Financial Data Schedule.

         (1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, filed on January 19, 2000, as amended by the 1st and 2nd Amendments to the Form 10-SB filed on February 17, 2000 (File no. 1-15627).


         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 2000

                                                   HYCOMP, INC.



                                                   By: /s/ Angelo MacDonald
                                                      ------------------------
                                                     Name:  Angelo MacDonald
                                                     Title: Director and Chief
                                                            Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                           Date
---------                           -----                           ----

/s/ Angelo MacDonald                Chief Executive Officer       March 30, 2000
-----------------------             and Director
Angelo MacDonald

/s/ Gary Hokkanen                   Chief Financial Officer       March 30, 2000
-----------------------
Gary Hokkanen

/s/ Paul Hickey                     Chairman and Director         March 30, 2000
-----------------------
Paul Hickey

/s/ David O'Kell                    Secretary and Director        March 30, 2000
-----------------------
David O'Kell

/s/Larry Fox                        Director                      March 30, 2000
-----------------------
Larry Fox

/s/ John Simmonds                   Director                      March 30, 2000
-----------------------
John Simmonds
eieiHome.com Inc.
1998/99 Financial Statements



Contents


                                                                    Page

Independent Auditors' Report                                          1

Balance Sheet                                                         2

Statement of Operations                                               3

Statement of Changes in Stockholders' (Deficit)                       4

Statement of Cash Flows                                               5

Notes to Financial Statements                                      6 - 11

Independent Auditors' Report



To the Directors of
eieiHome.com Inc.


We have audited the balance sheet of eieiHome.com Inc. (formerly Hycomp, Inc., see note 10) as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' (deficit) and cash flows for the year ended December 31, 1999 and the period June 25, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in both Canada and the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eieiHome.com Inc., at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and the period June 25, 1998 (inception) to December 31, 1998 in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1, the company has incurred significant losses since inception and at December 31, 1999 the company has a working capital deficit of $1,084,164 and a stockholders' (deficit) of $3,161,363. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans in regard to these matters are also described in note 1.




PKF Hill LLP
Toronto, Canada
February 24, 2000 except
for note 10 which is as
of February 29, 2000
eieiHome.com Inc.
Balance Sheet as at December 31

                                                                              1999            1998
                                                                              ----            ----
ASSETS

Current assets
   Cash                                                                  $     2,188      $        299
   Accounts receivable                                                        15,597                 -
------------------------------------------------------------------------------------------------------
Total current assets                                                          17,785               299
------------------------------------------------------------------------------------------------------
Property and equipment (note 1)
   Furniture and equipment                                                    22,304                 -
   Data processing equipment                                                  20,958                 -
------------------------------------------------------------------------------------------------------
                                                                              43,262                 -
   Less: accumulated depreciation                                             (9,961)                -
------------------------------------------------------------------------------------------------------
                                                                              33,301                 -
------------------------------------------------------------------------------------------------------
Total assets                                                             $    51,086      $        299
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
   Accounts payable                                                      $   204,686      $          -
   Accrued expenses - other                                                   58,747            20,479
   Accrued expenses - legal                                                   75,725                 -
   Deferred revenue (note 1)                                                   2,696                 -
   Note payable - shareholder (note 2)                                       500,000                 -
   Due to related parties (note 3)                                           260,095                 -
------------------------------------------------------------------------------------------------------
Total current liabilities                                                  1,101,949            20,479

Long term debt
   Convertible debenture (note 4)                                          2,000,000                 -
   Senior subordinated convertible debenture (note 5)                        110,500                 -
------------------------------------------------------------------------------------------------------
                                                                           3,212,449            20,479
------------------------------------------------------------------------------------------------------

Stockholders' (deficit)
   Common stock, $.01 par value, 20,000,000 shares authorized,
      8,000,000 and 18,198,770 shares issued and outstanding
      at December 31, 1998 and 1999, respectively (note 10)                  181,988            80,000

   Preferred stock, $100 par value, 8%, non-voting, convertible, redeemable, 2,000 shares authorized, No shares issued and
      outstanding at December 31, 1998 and 1999, respectively                      -                 -

   Additional paid-in capital                                                      -            17,501

   Accumulated (deficit)                                                  (3,343,351)         (117,681)
------------------------------------------------------------------------------------------------------
Total stockholders' (deficit)                                             (3,161,363)          (20,180)
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficit)                            $    51,086      $        299
------------------------------------------------------------------------------------------------------

See accompanying notes
eieiHome.com Inc.
Statement of Operations

                                                                                          Period from
                                                                                         June 25, 1998
                                                                         Year ended     (inception) to
                                                                        December 31,     December 31,
                                                                            1999             1998

Revenue                                                                $      59,759             2,501
------------------------------------------------------------------------------------------------------
Expenses
   Selling, general and administrative                                     1,098,654           117,571
   Occupancy                                                                  49,735             2,611
   Interest                                                                   42,592                 -
   Depreciation - property and equipment                                       9,961                 -
------------------------------------------------------------------------------------------------------
                                                                           1,200,942           120,182
------------------------------------------------------------------------------------------------------
Net loss                                                               $  (1,141,183)    $    (117,681)
------------------------------------------------------------------------------------------------------
Basic net loss per share of common stock (note 1)                      $       (0.11)    $       (0.01)
------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding (note 1)                                                   10,549,693         8,000,000
------------------------------------------------------------------------------------------------------

See accompanying notes
eieiHome.com Inc.
Statement of Changes in Stockholders' (Deficit) For the Period from June 25, 1998 (inception) to December 31, 1999



                                       Common Stock          Additional
                                  --------------------------                                Total
                                                               Paid-In      Accumulated  Stockholders'
                                  Shares          Amount       Capital       (Deficit)     (Deficit)
                                  ------          ------       -------       ---------     ---------

Balances at June 25, 1998
   (inception) (note 1)            8,000,000  $     80,000  $      17,501  $          -  $      97,501

Net loss for the period                    -             -              -      (117,681)      (117,681)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         8,000,000        80,000         17,501      (117,681)       (20,180)

Issuance of common stock in
   connection with reverse
   acquisition (note 1)           10,198,770       101,988        (17,501)   (2,084,487)    (2,000,000)

Net loss for year ended
   December 31, 1999                       -             -              -    (1,141,183)    (1,141,183)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        18,198,770  $    181,988  $           -  $ (3,343,351) $  (3,161,363)
------------------------------------------------------------------------------------------------------

See accompanying notes
eieiHome.com Inc.
Statement of Cash Flows


                                                                                            Period from
                                                                                           June 25, 1998
                                                                        Year ended        (inception) to
                                                                       December 31,        December 31,
                                                                           1999                1998

Cash flows used in operating activities
     Net loss                                                         $ (1,141,183)       $  (117,681)
     Adjustment to reconcile net loss to net cash
         used in operating activities
             Depreciation - property and equipment                           9,961                  -
-----------------------------------------------------------------------------------------------------
                                                                        (1,131,222)          (117,681)
-----------------------------------------------------------------------------------------------------
     Changes in operating assets and liabilities
             Accounts receivable                                           (15,597)                 -
             Accounts payable                                              204,686                  -
             Accrued expenses - other                                       38,268             20,479
             Accrued expenses - legal                                       75,725                  -
             Deferred revenue                                                2,696                  -
-----------------------------------------------------------------------------------------------------
                                                                           305,778             20,479
-----------------------------------------------------------------------------------------------------
Net cash flows used in operating activities                               (825,444)           (97,202)
-----------------------------------------------------------------------------------------------------
Cash flows used in investing activities
     Purchase of property and equipment                                    (43,262)                 -
-----------------------------------------------------------------------------------------------------
Cash flows used in investing activities                                    (43,262)                 -
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities                                                                -
     Proceeds from senior secured convertible debentures                   110,500
     Proceeds from issuance of common stock                                      -             97,501
     Proceeds from note payable - shareholder                              500,000                  -
     Net increase in due to related parties                                260,095                  -
-----------------------------------------------------------------------------------------------------
Cash flows provided by financing activities                                870,595             97,501
-----------------------------------------------------------------------------------------------------
Net increase in cash                                                         1,889                299

Cash, beginning of year                                                        299                  -
-----------------------------------------------------------------------------------------------------
Cash, end of year                                                     $      2,188        $       299
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

     Cash paid for interest                                           $        108        $         -
-----------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash financing activities:

     Common stock and a convertible debenture were issued as part of the 1999 reverse acquisition (refer note 1)

See accompanying notes
eieiHome.com Inc.
Notes to Financial Statements
December 31, 1999 and 1998

1.   Summary of significant accounting policies

     Description of business

     In February, 2000, in connection with Hycomp, Inc.'s (Hycomp) reincorporation into a Deleware Company (see note 10) its name was changed to eieiHome.com Inc. (the company).

     The principal business of the company is conducted through its wholly owned subsidiary eieiHome.com Inc., a Canadian company (eieiHome Canada), which operates an Internet service, information and e-commerce web site. The web site provides information and related products and services for homeowners, home buyers, and home service providers. This Internet service was introduced in two Canadian test markets, Vancouver and Toronto, in June 1999 with the intent of expanding to additional metropolitan markets in Canada and the United States over the next year. Operations, while currently in Canada will be rolled out into the United States beginning in spring 2000. The business plan calls for 40 U.S. cities within three years. The Company sells advertising space to national and local home service providers and manufacturers of home-related products. For local and national accounts, the Company also provides Internet web hosting, web page design, and e-mail services.

     Basis of presentation

     On October 14, 1999, a Massachusetts corporation then known as HyComp acquired all of the issued and outstanding common stock of eieiHome Canada (formerly Chargnet Inc.) in exchange for 5,250,000 common shares of HyComp, a $2,000,000 convertible debenture (note 4), and five year warrants (note
     6). At the time of the 1999 acquisition, HyComp had no significant assets or operations. In addition, HyComp issued 1,125,000 common shares to each of the two founding shareholders of eieiHome Canada in consideration for the cancellation of their option to repurchase up to 30% of eieiHome Canada in the event that eieiHome Canada was sold to another party. In connection with this acquisition, HyComp issued 500,000 common shares to a non-related party as a finders fee.

     eieiHome Canada is accounted for as the acquiring party and the surviving accounting entity because the former stockholders of eieiHome Canada received an amount of voting shares which constitutes an effective controlling interest in the combined corporation. The shares issued by HyComp pursuant to the 1999 acquisition have been accounted for as if those shares had been issued upon the organization of eieiHome Canada. The outstanding capital stock of HyComp immediately prior to the 1999 acquisition has been accounted for as shares issued by eieiHome Canada to effect the reverse acquisition.

     Because eieiHome Canada is the accounting survivor, the financial statements presented for all periods are those of eieiHome Canada. All inter-company accounts and transactions are eliminated on consolidation. All financial statements are in the currency of the United States.

     At December 31, 1999 additional paid-in capital ($17,501) and accumulated deficit ($84,487) have been adjusted to effect the difference in par value of common stock of HyComp and eieiHome Canada. Additionally, the $2,000,000 convertible debenture (note 4) has been recorded as a distribution to shareholders in 1999.

     The outstanding common stock of 10,198,770 common shares at the time of the 1999 acquisition was held principally by officers of the combined corporation.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the company has a working capital deficit of $1,084,164 and a stockholders' (deficit) of $3,161,363 at December 31, 1999. As a result, doubt exists about the company's ability to continue to fund future operations using its existing resources.

eieiHome.com Inc.
Notes to Financial Statements
December 31, 1999 and 1998



1.   Summary of significant accounting policies - continued

     Management plans to begin executing an expanded business plan during the year ending December 31, 2000. In order to do so the company will have to raise substantial financing to provide the necessary funding for a media advertising campaign in each new market.

     The Board of directors has authorized a new issue of Senior subordinated convertible debentures to a maximum of $250,000, of which $110,500 has been received by the company prior to December 31, 1999 (note 5). Management is confident that the debenture will be fully subscribed for. It is anticipated that the proceeds of this financing will provide the necessary funding to operate the business for approximately sixty days, after which additional third party financing will be required. Management is in discussions with several parties on a substantial permanent financing, which will provide funding to begin executing the business plan. Although management expects to be successful in raising the required funds, there is no assurance that the required funds will be raised.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.

     Property and equipment

     Property and equipment is recorded at cost. Depreciation is computed using the declining balance method, ranging from 20% to 30% per annum, over the estimated useful lives of the related assets.

     Advertising and marketing costs

     The Company expenses the costs of advertising and marketing as incurred. The company incurred $385,000 of advertising and marketing expenses for the year ended December 31, 1999 which are included in selling, general and administrative expenses.

     Income taxes

     The company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. eieiHome.com Inc. files U.S. income tax returns; while eieiHome Canada files Canadian income tax returns.

     Revenue recognition and deferred revenue

     The company earns revenue from corporate advertisers by charging fees for banner advertisements on the web site in addition to charging fees for merchants to advertise their home renovations expertise on the web site. The company recognizes revenues when the earning activities take place and the revenue is measurable and collectable. Monies paid in advance are recorded as deferred revenue and recognized when earned.

eieiHome.com Inc.
Notes to Financial Statements
December 31, 1999 and 1998



1.   Summary of significant accounting policies - continued

     Business risk

     The company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets for internet products and services. These risks include the failure to develop and extend the company's online data base, the rejection of the company's services by web consumers and/or advertisers and the inability of the company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. Failure to address these risks successfully may have a material adverse impact on the company's operations and financial position.

     Financial instruments

     The fair values of the financial assets and liabilities are indicated by their carrying value.

     Net loss per share

     Net loss per share has been computed using the net loss for the period divided by the weighted average shares outstanding. For the purpose of computing loss per share, the number of shares outstanding for the period from the beginning of the year to the date of the reverse acquisition (note
     1) is deemed to be the number of shares issued by the legal parent (HyComp). For the period from the date of acquisition to the end of the fiscal year, the number of shares used in the calculations of loss per share is the actual number of HyComp shares outstanding during that period. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

     Foreign currency

     The functional currency of the company is the Canadian dollar.

     For reporting purposes, the financial statements are presented in United States dollars and in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation". The balance sheets are translated into United States dollars at the exchange rates prevailing at the balance sheet dates and the statements of operations and cash flows at the average rates for the relevant periods. Gains and losses resulting from translation will be included as a component of accumulated other comprehensive income (loss). To date such transactions have not been material.


2.   Note Payable - shareholder

     Note payable - shareholder consists of an unsecured demand note to a shareholder in the amount of $500,000, bearing interest at 8% per annum and repayable in full upon the completion of a debt or equity financing of not less than $1,000,000. As at December 31, 1999, interest of $8,462 had been accrued on the note payable.


3.   Due to related parties and related party transactions

     Due to related parties consists of amounts due to companies under common control and are non-interest bearing with no specific terms for repayment.

eieiHome.com Inc.
Notes to Financial Statements
December 31, 1999 and 1998



4.   Convertible debenture

     The convertible debenture was issued as part of the reverse acquisition (note 1) and consists of an unsecured debenture to a shareholder in the amount of $2,000,000, bearing interest at 8% per annum, repayable in principal payments of $200,000 plus interest in quarterly instalments commencing October 15, 2000 until the maturity date of April 15, 2003. This debenture is convertible at the option of the holder at $1 per share for all or any part of the outstanding part of the principal plus accrued and unpaid interest. Management has determined that the value attached to the conversion feature was insignificant and therefore an adjustment to the carrying value of the note has not been recorded in the accounts. As at December 31, 1999, interest of $33,849 had been accrued on this convertible debenture.


5.   Senior subordinated convertible debentures

     The senior subordinated convertible debentures totalling $110,500, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each U.S.$.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of U.S.$.50 per share. Management has determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore, has not made an adjustment to the debentures' carrying amount for these features. As at December 31, 1999, interest of $173 had been accrued on these senior subordinated convertible debentures.


6.   Warrants

     Included as consideration for the 1999 reverse acquisition (note 1), 5,000,000 five year warrants to purchase an aggregate of 5,000,000 common shares, at exercise prices of between $1 per share and $3 per share, were issued to a shareholder as follows:
                                                      Number of         Exercise
  Exercise date        Expiration date                 shares             price
  -------------        ---------------                 ------             -----

October 14, 1999       October 14, 2004               1,000,000         $  1.00
October 14, 2000       October 14, 2005               1,000,000            1.50
October 14, 2001       October 14, 2006               1,000,000            2.00
October 14, 2002       October 14, 2007               1,000,000            2.50
October 14, 2003       October 14, 2008               1,000,000            3.00

     Management has determined that the value attached to the warrants is insignificant and therefore no amount has been recorded in the accounts.


7.   Capital structure

     Liquidation preference

     In the event of liquidation, dissolution or winding up of the company, after payment of all outstanding debts, the remaining assets of the company available for distribution will be distributed to the holders of common stock.

     Voting rights

     The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the shareholders. Each share of common stock carries one vote at such meetings.

eieiHome.com Inc.
Notes to Financial Statements
December 31, 1999 and 1998



7.   Capital structure - continued

     Stock options

     The company has established a Compensatory Stock Option Plan (CSO) for employees, directors and consultants or other advisors. Prior to September 30, 1995, the company had issued options to purchase 1,100,000 common shares granted under the CSO plan to former directors and officers of the company. Prior to 1998, 250,000 options had been exercised, 100,000 options had been cancelled and accordingly as of December 31, 1999, 750,000 options remain outstanding. The expiration date for exercising these options is April 15, 2000 with an exercise price of $.013 per share. The weighted average remaining contracted life as at December 31, 1999, of the remaining 750,000 options is 3 1/2 months. Options granted under the plan prior to fiscal 1995 were accounted for under Accounting Principles Board No 25 "Accounting for stock issued to Employees." Options have been granted at a price equal to the fair value of the company's common stock at the date of the grant, and accordingly no compensation expense had been recognized.


8.   Income taxes

     Deferred tax assets result from net operating loss carryforwards of $1,132,000, as of December 31, 1999 and net operating loss carryforwards of $115,000 as of December 31, 1998. These operating loss carryforwards expire in 2006 and 2005, respectively.

     The deferred tax assets and valuation allowances are as follows:

                                                                    Period from
                                                                   June 25, 1998
                                                     Year ended   (inception) to
                                                    December 31,   December 31,
                                                        1999           1998

Deferred tax assets resulting from
Canadian loss carryforwards                          $  498,000     $   51,000
Valuation allowance                                    (498,000)       (51,000)
------------------------------------------------------------------------------
                                                     $        -     $        -
------------------------------------------------------------------------------

     The company has recorded a 100% valuation allowance against the deferred tax assets due to uncertainties surrounding their realization.


9.   Commitments and contingencies

     Commitments

     The company is committed under an operating lease for rental of premises to May 30, 2002. Future minimum annual payments required over the next three years are as follows:

          2000                                            $     49,000
          2001                                                  49,000
          2002                                                  20,000
-------------------------------------------------------------------------------
                                                          $    118,000
-------------------------------------------------------------------------------

     As part of the reverse acquisition (note 1), the company entered into a management services agreement with Simmonds Capital Limited (SCL), a controlling shareholder, with the company paying SCL $15,000 per month for certain management services.

eieiHome.com Inc.
Notes to Financial Statements
December 31, 1999 and 1998



9.   Commitments and contingencies - continued

     Legal contingency

     The company has been advised by MicroTel International, Inc. (MicroTel), their former parent company, that a claim is being made against MicroTel for warranty reimbursement for defective products produced by the company in the amount of $185,661. MicroTel has agreed to accept responsibility for this claim and to indemnify the company should it be found to be liable in any respect. The company is advised that the third party and MicroTel are attempting to negotiate a settlement. Management believes that the outcome of such actions or proceedings is not expected to have any material adverse effect on the financial position or results of operations of the company and accordingly, no provision has been made in these financial statements.


10.  Subsequent event

     On February 29, 2000 a special meeting of the shareholders of Hycomp, Inc. was held in Boston, Massachusetts. At the meeting, the shareholders of HyComp, Inc. approved the company's reincorporation as a Delaware company by merging it with eieHome.com Inc., a company incorporated in the State of Delaware on February 25, 2000. The reincorporation merger also changed the company's name from HyComp, Inc. to eieiHome.com Inc., changed the par value of the common stock and increased the number of shares which the company is authorized to issue from 20,000,000 shares of common stock, par value $0.01, to 75,000,000 shares of common stock, par value $0.001, adopted the 2000 stock option plan, and re- elected the company's directors.