Form 10QSB
period 2000-03-31
EIEIHOME COM INC
filed 2000-05-15
CIK 49397

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2000

                        Commission file number 001-15627

                                eieiHome.com Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware                               13-4103407
        (State of Incorporation)               (IRS. Employer ID No.)

                                 67 Wall Street
                         Suite 2411, New York, NY 10005
                    (Address of Principal Executive Offices)

                                 (212) 344-0351
                  ('Issuer's Telephone No. including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES |X|                   NO |_|

The number of shares outstanding of each of the Registrant's class of common equity, as of May 10, 2000 are as follows:

          Class of Securities                           Shares Outstanding
          -------------------                           ------------------
     Common Stock, $.001 par value                         18,948,770

================================================================================
                                eieiHome.com Inc.
-------------------------------------------------------------------------------


                                      INDEX

PART I    Financial Information

Item 1.   Financial Statements (unaudited)
                 Balance Sheet............................................   3
                 Statements of Operations and Comprehensive (Loss)........   5
                 Statements of Cash Flows.................................   6
                 Notes to Financial Statements............................   7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......   8


PART II.  Other Information

Item 1.   Legal Proceedings...............................................  11

Item 2.   Change in Securities and Use of Proceeds........................  11

Item 3.   Defaults Upon Senior Securities.................................  11

Item 4.   Submission of Matters to a Vote of Security Holders.............  11

Item 5.   Other Information...............................................  12

Item 6.   Exhibits and Reports on Form 8-K................................  12
                    A)  Exhibit Schedule
                    B)  Reports Filed on Form 8-K

Signatures................................................................  13

                          PART I. Financial Information

Item 1.  Financial Statements


                                eieiHome.com Inc.
                                  Balance Sheet


ASSETS                                            March 31,       December 31,
                                                  ---------       ------------
                                                       2000               1999
                                                       ----               ----
                                                (Unaudited)
Current Assets:
Cash                                                 78,840              2,188
Accounts receivable                                  13,081             15,597
Marketable securities                               799,000                 --
Other current assets                                  3,527                 --
-------------------------------------------------------------------------------

Total current assets                                894,448             17,785
-------------------------------------------------------------------------------

Property and equipment:
   Furniture and equipment                           35,371             22,304
   Data processing equipment                         29,753             20,958
-------------------------------------------------------------------------------
                                                     65,124             43,262
       Less:    Accumulated depreciation           (11,060)            (9,961)
-------------------------------------------------------------------------------
          Net property and equipment                 54,064             33,301

-------------------------------------------------------------------------------
            TOTAL ASSETS                            948,512             51,086
-------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                                eieiHome.com Inc.
                                  Balance Sheet

LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                               March 31,        December 31,
                                                                                      ---------        ------------
                                                                                           2000                1999
                                                                                           ----                ----
                                                                                    (Unaudited)
Current Liabilities:
   Accounts payable                                                                      35,466             204,686
   Accrued expenses - other                                                              15,503              58,747
   Accrued expenses - legal                                                              77,614              75,725
   Accrued expenses - interest                                                           62,418                   -
   Deferred revenue                                                                       6,929               2,696
   Note payable - shareholder                                                           200,000             500,000
   Due to related parties                                                                    --             260,095
--------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                        397,930           1,101,949

Long term debt:
   Convertible debenture                                                              2,000,000           2,000,000
   Senior subordinated convertible debenture (note 3)                                 1,735,500             110,500
--------------------------------------------------------------------------------------------------------------------

       Total liabilities                                                              4,133,430           3,212,449

Stockholders' (deficit)
   Common   stock,   $.001  par  value,   75,000,000   shares   authorized,              18,199             181,988
   18,198,770  shares,  issued  and  outstanding  at March 31,  2000 and on
   December 31, 1999.
   Preferred   stock,   $100  par  value,  8%,   non-voting,   convertible,                  --                  --
   redeemable,  2,000 shares  authorized,  No shares issued and outstanding at March 31, 2000 or December 31, 1999.
   Additional paid-in capital                                                           163,789
   Accumulated deficit                                                              (3,685,906)         (3,343,351)
   Accumulated other comprehensive income                                               319,000                   -
--------------------------------------------------------------------------------------------------------------------
       Total stockholders' (deficit)                                                (3,184,918)         (3,161,363)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                           948,512              51,086
--------------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                                eieiHome.com Inc.
                Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)


                                                      Three Months Ended
                                                            March 31,
                                                             2000            1999
                                                             ----            ----
 Revenue                                                     23,786          4,796
----------------------------------------------------------------------------------
 Expenses:
     Selling, general & administrative                      288,097         19,069
     Occupancy                                               14,727          1,644
       Interest                                              62,418             --
       Depreciation - property and equipment                  1,099             --
----------------------------------------------------------------------------------
                                                            366,341         20,713

----------------------------------------------------------------------------------
 Net loss                                                  (342,555)       (15,917)

 Basic net loss per share of common stock                     (0.02)          0.00
----------------------------------------------------------------------------------

 Weighted average number of common shares outstanding    18,198,770     18,198,770
----------------------------------------------------------------------------------



 Other comprehensive( loss):
 Unrealized holding gain on marketable securities           319,000             --
----------------------------------------------------------------------------------
 Comprehensive (loss)                                       (23,555)       (15,917)
==================================================================================

                See accompanying notes to financial statements.

                                eieiHome.com Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)


                                                    Three Months Ended
                                                        March 31,
                                                         2000           1999
                                                         ----           ----
--------------------------------------------------------------------------------
Net cash used in operations
    Net loss                                             (342,555)      (15,917)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
         Depreciation and amortization                      1,099            --
     Changes in:
         Accounts receivable                                2,516            --
         Other current assets                              (3,527)           --
         Accounts payable                                (169,220)           --
         Accrued expenses - other                         (43,244)      (13,841)
         Accrued expenses - legal                           1,889            --
         Accrued expenses - interest                       62,418            --
         Deferred revenue                                   4,233            --
         Due to related parties                          (260,095)       33,477
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities      (746,486)        4,079
--------------------------------------------------------------------------------
Cash flows from investing activities:
      Purchase of marketable securities                  (480,000)           --
      Purchase of fixed assets                            (21,862)           --
--------------------------------------------------------------------------------
Net cash (used in) investing activities                  (501,862)           --
--------------------------------------------------------------------------------
Cash flows from financing activities:
      (Repayment) of notes payable - shareholder         (300,000)           --
      Proceeds on issuance of senior subordinated              --
      convertible debentures                            1,625,000
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:    1,325,000            --
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Increase in cash                                           76,652         4,079
--------------------------------------------------------------------------------
Cash,  beginning of period                                  2,188           299
--------------------------------------------------------------------------------
Cash,  end of period                                       78,840         4,378
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                eieiHome.com Inc.

                          Notes to Financial Statements
                                 March 31, 2000


Note 1 - Basis of Presentation

         The accompanying unaudited financial statements of eieiHome.com Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of eieiHome.com Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - Summary of significant accounting policies

         Nature of business

         The principal business of the Company is conducted through its wholly owned subsidiary eieiHome.com Inc., a Canadian company (eieiHome Canada), which operates an Internet service, information and e-commerce web site. The web site provides information and related products and services for homeowners, home buyers, and home service providers. This Internet service was introduced in two Canadian test markets, Vancouver and Toronto, in June 1999 with the intent of expanding to additional metropolitan markets in Canada and the United States. The Company sells advertising space to national and local home service providers and manufacturers of home-related products. For local and national accounts, the Company also provides Internet web hosting, web page design, and e-mail services.

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

         Marketable securities

         Available-for-sale securities are stated at fair value, with the unrealised gains and losses, net of tax, reported in comprehensive income
(loss). Realized gains and losses and declines in value judged to be other-than- temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

Note 3 - Senior subordinated convertible debentures

         The senior subordinated convertible debentures earn interest at 8% per annum. Each $0.25 of principal amount is convertible into one common share and one three year warrant to purchase an additional share of the Company at $0.50 per share.


Item 2. Management's Discussion and Analysis or Plan of Operation.

         Overview

         During the quarter ended March 31, 2000 management's efforts were primarily focused on raising funds for the growth of the business. In addition, the Board of Directors and management have decided that diversification of the business strategy is an important factor for the ultimate success of the Company. The Company has begun to make strategic investments and build key growth relationships for the future. The first investment was made in the first quarter and already has provided an unrealized gain for the Company. Management is in discussions with international parties to expand the eieiHome concept abroad at little risk to the Company. Management is hopeful that some of these strategic relationships will be announced shortly.

         Results of operations

         For the three month period ended March 31, 2000

         Revenues for the three month period ended March 31, 2000 were $23,786 representing $13,713 from national accounts, $6,219 from local accounts, $3,801 from web-design fees and

$53 of miscellaneous revenues.

         Selling, general & administrative expenses during the three-month period ended March 31, 2000 were $288,097. Occupancy costs were $14,727 representing costs for the operating group's offices in Toronto. Operating expenses are significantly higher than the previous year due to the launch of the new website in June 1999.

                  The  Company   recorded   interest   of  $62,418   during  the
three-month period ended March 31, 2000. This amount represents accrued but unpaid interest on the Simmonds Capital Limited (SCL) $500,000 short term note payable (which has been reduced to $200,000 at March 31, 2000) and $2,000,000 long term convertible note payable and the new long term senior subordinated convertible notes.

         Depreciation on property and equipment totaled $1,099 during the quarter ended March 31, 2000.

         The net loss from operations during the three month period ended March 31, 2000 was $342,555 or $.02 per share.

         The comprehensive loss after the unrealized holding gain on marketable securities was $23,555.


         For the three month period ended March 31, 1999

         Revenues for the three month period ended March 31, 1999 were $4,796 representing revenues from a small group of National accounts prior to the relaunch of the business in June 1999.

         Operating expenses were $20,713 during the three-month period ended March 31, 1999 representing primarily the employment costs of small group of technical consultants and employees developing the web site prior to relaunch.

         The net loss from operations was $15,917.

         Financial Condition

         Total assets increased from $51,086 at December 31, 1999 to $948,512 on March 31, 2000. The most significant asset owned by the Company on March 31, 2000 was its investment in Vianet Technologies, Inc. During the three month period ended March 31, 2000, the Company made an investment in 160,000 common shares of Vianet Technologies, Inc., a publicly listed entity involved in Internet based technology. The securities were acquired at a cost of $3.00 per share and the closing share price on March 31, 2000 was $5.875. The shares are restricted shares but are held for resale. After applying a 15% discount to the March 31, 2000 closing share price the Company recorded an unrealized holding gain on marketable securities of $319,000 and recorded the investment at $799,000.

         Current assets, including the marketable securities described above, were $894,448 on March 31, 2000 up from $17,785 at December 31, 1999.

         The net book value of property and equipment on March 31, 2000 was $54,064, representing asset acquisitions of $21,862 and depreciation of $1,099 since prior year end.

         Current liabilities totaled $397,930 on March 31, 2000 down from $1,101,949 at December 31, 1999. The most significant changes in current liabilities during the three month was the repayment of amounts due to SCL. SCL was repaid $260,095 that it had advanced to support operations prior to the Company financing itself and $300,000 of its short term note payable. Accounts payable were also brought current during the quarter.

         The Company raised significant funding during the quarter ended March 31, 2000 by issuing $1,625,000 in new senior subordinated convertible debentures. The debentures are convertible into common shares of the Company at $0.25 per share at anytime during the next five years. Upon conversion, each common share will have a warrant issued to purchase another common share at $0.50 at anytime during the following three years. As debentures, prior to conversion, interest accrues at a rate of 8%.

         The Company recorded an unrealized holding gain on marketable securities of $319,000. This gain has been recorded as accumulated other comprehensive income in the Stockholders' deficit section of the balance sheet on March 31, 2000.

         Liquidity and Capital Resources

         During the three month period ended, the Company used $746,486 in operating activities, $501,862 in investing activities and increased the cash balance by $76,652. These funds were provided by $1,325,000 in new financing activities.

         Working capital changed from a deficit of $1,084,164 at December 31, 1999 to a working capital surplus of $496,518 at March 31, 2000. At March 31, 2000 the working capital ratio was 2.2 to 1. The improvement in working capital is attributable to the Company's investment in Vianet Technologies, Inc. which has increased in value. As of May 10, 2000 the trading price of Vianet common shares was $4.00.

         Total liabilities increased from $3,212,449 at December 31, 1999 to $4,133,430 at March 31, 2000.

         As at March 31, 2000 the Company had raised an aggregate of $1,735,500 through the sale of senior subordinated convertible debentures. The debentures pay interest at 8% and are convertible into common shares at $.25 per share. Upon conversion, a warrant is issued to purchase an additional common share at $.50 per share. The Board of Directors has approved the issuance of up to $2,500,000 of these debentures. As of May 10, 2000, an aggregate of $2,051,950 in principal amount had been received.

         The Company's operating revenues continue to be insignificant, so the Company's ability to meet its obligations when they come due is contingent upon its ability to raise additional financing. To date, the Company has been able to finance its operations. There can be no assurance that it will continue to be able to do so indefinitely.

                           PART II. Other Information

Item 1.  Legal Proceedings.

         The Company does not believe that it is presently a party to any pending litigation or any proceeding contemplated by a government authority the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

(a) Effective March 3, 2000, the Company was reincorporated, which, among other things, changed its state of incorporation from Massachusetts to Delaware, increased the number of authorized shares of common stock of the Company from 20,000,000 to 75,000,000, and changed the par value of the common stock from $0.01 to $0.001. The effect of these changes on the rights of the holders of the Company's common stock is discussed in the proxy statement attached as Exhibit 20 to this Report (the "Proxy Statement") and which is incorporated herein by reference with respect to the matters described therein and to the additional exhibits included therewith.

(c) As of March 31, 2000, the Company had issued an aggregate of U.S.$1,735,500 in principal amount of its 8% Senior Subordinated Convertible Debentures dated as of March 6, 2000, each U.S.$0.25 of principal amount of which is convertible into one share of the Company's common stock and one three-year warrant to purchase an additional share of common stock at an exercise price of U.S.$0.50 per share, adjusted in each case as provided therein. The offering was made to qualified persons in the United States and Canada in a private placement under
Section 4(2) of the Securities Act and pursuant to Regulation S. The proceeds of the sale of the Debentures are to be used for general corporate purposes. The Board of Directors of the Company has authorized the issuance of up to an aggregate of $2,500,000 in principal amount of the Debentures.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held a Special Meeting of Shareholders on February 29, 2000 to approve and ratify a proposal to reincorporate the Company under the laws of Delaware (the "Reincorporation") through an Agreement and Plan of Merger between the Registrant and its wholly-owned subsidiary, eieiHome.com Inc., a Delaware corporation. Over two thirds of the holders of common stock of the Company entitled to notice of and to vote at the Special Meeting voted in favor of the Reincorporation. The specific voting results are as follows:

                  For:                      14,493,666
                  Against:                       2,251
                  Non-vote:                    109,670
                  --------------------------------------
                  Total Outstanding:        18,198,770

                  PROPOSAL APPROVED

The Reincorporation was effective as of March 3, 2000. By approving the Reincorporation, the shareholders also effectively approved the change in the Company's name from HyComp, Inc. to eieiHome.com Inc., the increase in the number of authorized shares of common stock of the Company from 20,000,000 to 75,000,000, the change of the par value of the common stock from $0.01 to $0.001, and the adoption of the 2000 Stock Option Plan in the form attached to the Proxy Statement. The Company's five directors remained the same.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit 4.1* Form of Securities Purchase Agreement dated as of March 6, 2000 by and between the Company and the purchasers listed on the signature pages thereof.

Exhibit 4.2* Form of 8% Senior Subordinated Convertible Debentures due March 6, 2003.

Exhibit 20 Proxy Statement, dated February 7, 2000, in respect of the Special Meeting of Stockholders of the Company (filed as
                  Exhibit 99.1 to the Company's Registration Statement on Form 10-SB, No. 1-15627 on February 17, 2000) and hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit 27*       Financial Data Schedule

--------------------------

                           * Filed herewith

(b)      Reports Filed on Form 8-K

         On March 7, 2000, the Company filed a Report on Form 8-K dated as of March 6, 2000 reporting under Item 5 that the Company had reincorporated in Delaware, effective as of March 3, 2000, pursuant to approval by the Company's shareholders given at a Special Meeting of Shareholders held on February 29, 2000 as described in Item 4 of this Report.

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:  MAY 15, 2000                 BY:     /s/ Angelo G. MacDonald
                                            -----------------------
                                            Angelo G. MacDonald
                                            CEO / Director
                                            (principal executive officer)


DATE:   MAY 15, 2000                BY:     /s/ Gary N. Hokkanen
                                            --------------------
                                            Gary N. Hokkanen
                                            Chief Financial Officer,
                                            (principal financial officer)