Form 10QSB
period 2000-06-30
EIEIHOME COM INC
filed 2000-08-14
CIK 49397

As filed with the Securities and Exchange Commission on August 14, 2000

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

                  For the Quarterly Period Ended June 30, 2000

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

                         YES [X}                             NO __

The number of shares outstanding of each of the Registrant's class of common equity, as of August 11, 2000 are as follows:

             Class of Securities                          Shares Outstanding
             -------------------                          ------------------
        Common Stock, $.001 par value                         16,698,770

================================================================================
                                eieiHome.com Inc.

                                      INDEX


    PART I      Financial Information

    Item 1.     Financial Statements (unaudited)
                   Balance Sheet..............................................3
                   Statements of Operations and Comprehensive (Loss)..........4
                   Statements of Cash Flows...................................5
                   Notes to Financial Statements..............................6

    Item 2.     Management's Discussion and Analysis or Plan of Operation.....9


    PART II.    Other Information

    Item 1.     Legal Proceedings............................................15

    Item 2.     Change in Securities and Use of Proceeds.....................15

    Item 3.     Defaults Upon Senior Securities..............................15

    Item 4.     Submission of Matters to a Vote of Security Holders..........15

    Item 5.     Other Information............................................15

    Item 6.     Exhibits and Reports on Form 8-K.............................15
                          A)  Exhibit Schedule
                          B)  Reports Filed on Form 8-K

    Signatures.............................................................  17

                          PART I. Financial Information

Item 1.  Financial Statements


                                eieiHome.com Inc.
                                  Balance Sheet
                                  June 30, 2000

ASSETS

Current Assets:
Note receivable                                                                       $718,850
Marketable securities                                                                  400,520
----------------------------------------------------------------------------------------------
Total current assets                                                                 1,119,370
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $1,119,370
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                                                   $ 39,704
   Accrued expenses - other                                                             11,939
   Accrued expenses - legal                                                            187,678
   Accrued expenses - interest                                                         178,723
   Due to related parties                                                               65,791
----------------------------------------------------------------------------------------------
Total current liabilities                                                              483,835

Long term debt:
   Convertible debenture                                                             2,000,000
   Senior subordinated convertible debenture                                         1,709,450
----------------------------------------------------------------------------------------------
Total liabilities                                                                    4,193,285

Stockholders' (deficit)
   Common   stock,   $.001  par  value,   75,000,000   shares   authorized,
   16,698,770 shares, issued and outstanding at June 30, 2000.                          16,699
   Preferred   stock,   $100  par  value,  8%,   non-voting,   convertible,                  -
   redeemable,  2,000 shares  authorized,  No shares issued and outstanding at June 30, 2000.
   Additional paid-in capital (including excess consideration from the
   sale of Canadian subsidiary - note 2)                                             1,264,446
   Accumulated deficit                                                             (4,275,580)
   Accumulated other comprehensive income (loss)                                      (79,480)
----------------------------------------------------------------------------------------------
Total stockholders' (deficit)                                                      (3,073,915)
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                       $1,119,370
----------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                eieiHome.com Inc.
                Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)

                                                                  Three Months Ended            Six Months Ended
                                                                      June 30,                      June 30,
                                                                    2000        1999              2000           1999
                                                                    ----        ----              ----           ----
 Expenses:
     Interest                                                      $85,612            -         $148,030              -
     Loss from Canadian subsidiary operations (note 2)             504,062      153,191          784,199        169,108
 -----------------------------------------------------------------------------------------------------------------------
 Net loss                                                         $589,674     $153,191         $932,229       $169,108

 Basic and diluted net loss per share of common stock              $(0.03)      $(0.01)          $(0.05)        $(0.01)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding           18,448,770   18,198,770       18,323,770     18,198,770
 -----------------------------------------------------------------------------------------------------------------------

                                                            Comprehensive
                                                                 Loss

 Net loss                                                       $(589,674)   $(153,191)       $(932,229)     $(169,108)
 Other comprehensive loss:
 Unrealized holding (loss) on marketable securities              (398,480)            -         (79,480)              -
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                           $(988,154)   $(153,191)     $(1,011,709)     $(169,108)
 -----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                eieiHome.com Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                                     2000           1999            2000         1999
                                                                     ----           ----            ----         ----
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in operations
       Net loss                                                 $(589,674)      (153,191)      $(932,229)    (169,108)
       Adjustments to reconcile net loss
         to net cash provided by (used in) operating
         activities:
            Depreciation and amortization                           6,441              -          11,184            -
        Changes in:
            Accounts receivable                                         -              -               -
            Other current assets                                        -      (144,364)               -     (144,364)
            Accounts payable                                       95,926              -        (116,960)           -
            Accrued expenses - other                                    -          6,649               -       (6,832)
            Accrued expenses - legal                              110,064              -         111,953            -
            Accrued expenses - interest                           136,604              -         199,022            -
            Deferred revenue                                            -              -               -            -
            Due to related parties                                 65,791        294,961        (194,304)     328,438
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities           (174,848)         4,055        (921,334)       8,134
   -------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
         Purchase of marketable securities                              -              -        (480,000)           -
         Purchase of fixed assets                                 (24,442)             -         (46,304)           -
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                        (24,442)             -        (526,304)           -
   -------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
         (Repayment) of notes payable - shareholder              (200,000)             -        (500,000)           -
         Proceeds on issuance of senior subordinated
         convertible debentures                                   320,450              -       1,945,450            -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                     120,450              -       1,445,450            -
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase in cash                                               (78,840)         4,055          (2,188)       8,134
   -------------------------------------------------------------------------------------------------------------------
   Cash,  beginning of period                                      78,840          4,378           2,188          299
   -------------------------------------------------------------------------------------------------------------------
   Cash,  end of period                                                 -          8,433               -        8,433
   -------------------------------------------------------------------------------------------------------------------

Non cash investing and financing activities:

         During the quarter ended June 30, 2000 the Company sold its Canadian subsidiary which had a net asset deficit of $13,508 for: (1) $366,799 in a reduction in senior subordinated convertible debentures; (2) $718,850 of notes receivable; and (3) the return of 2,250,000 shares of the Company's common stock. The difference between the net assets sold and the consideration received amounted to $1,099,157 and has been shown as contribution to capital.

                 See accompanying notes to financial statements.

                                eieiHome.com Inc.

                          Notes to Financial Statements
                                  June 30, 2000


Note 1 - Basis of Presentation

         The accompanying unaudited financial statements of eieiHome.com Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of eieiHome.com Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999

Note 2 - Summary of significant accounting policies

         Nature of business

          The Company's principal business, operated through eieiHome.com Inc., an Ontario Corporation and wholly owned subsidiary of the Company (the "Canadian Subsidiary"), which operated an Internet service, information and e-commerce web site, was sold effective June 26, 2000. With the disposal of the operating entity, management is investigating alternative businesses and hopes to announce the nature of the new business shortly.

         Recent developments - Sale of Subsidiary

          Effective June 26, 2000, the Company entered into a Share Purchase Agreement with the Canadian Subsidiary and 1412531 Ontario Inc. (the "Purchaser") dated as of June 26, 2000, pursuant to which the Company sold all of the shares of the Canadian Subsidiary to the Purchaser for an aggregate purchase price of US$1,065,350 plus the surrender of 2,250,0000 shares of the Company's common stock. The US$1,065,350 portion of the purchase price was satisfied by the surrender for cancellation of US$346,500 of 8% Senior Subordinated Convertible Debentures of the Company and by the issuance of a promissory note issued by the Purchaser in the principal amount of US $718,850 plus interest at a rate of 24% per annum calculated and payable monthly (the "Promissory Note"). Two principals of the Purchaser were former owners of the Canadian subsidiary and current shareholders of the Company and provided limited guarantees for the outstanding amount of the Promissory Note and pledged in the aggregate 200,000 common shares of Simmonds Capital Limited (a related entity) and 500,000 shares of the Company's common stock as security for the performance of their guarantee. The Canadian Subsidiary provided an unlimited guarantee for the outstanding amount and granted a security interest in all of its personal property as security for the performance of its guarantee.

         The Promissory Note provided that an initial payment of US$65,350 was due and payable on or before 3 p.m. on July 21, 2000 with the balance due on or before 3 p.m. on November 10, 2000. Of such balance, up to US$153,500 could be satisfied by the surrender for cancellation of 8% Senior Subordinated Convertible Debentures. On July 21, 2000, the Company was advised that the Purchaser would be unable to make its initial payment on that date but that the purchaser would provide such payment on July 25, 2000. The Company had no reason to believe that such payment would not be made on July 25, 2000. The Promissory Note provides that in the event that the Purchaser fails to pay any amount under the Promissory Note when due and such default is not cured within two business days that the Company may declare all indebtedness under the Promissory Note immediately due and payable.

         On July 21, 2000 the Company notified the Purchaser that unless the initial payment was made on or before 3 p.m. on July 25, 2000, the Company would declare the entire $718,850 plus interest immediately due and payable. The Purchaser did not timely make such payment and the Company thereafter declared the entire $718,850 plus interest immediately due and payable.

         On August 10, 2000 the Company and the Purchasers entered into a settlement agreement which extended the term of the Promissory Note to December 31, 2000, provided that outstanding interest in the amount of $7,500 be paid by August 10, 2000 and all remaining interest to be paid on August 26, 2000. The Purchaser also agreed to a monthly forbearance fee of 1.5% of the total outstanding indebtedness as of the 1st day of each month, payable on the 26th of each month, beginning September 26, 2000, until the principal and interest is paid in full. The forbearance fee for August will be $11,500, with such amount added to the principal amount of the Promissory Note effective August 1, 2000. In addition, the 200,000 shares of common stock of Simmonds Capital Limited and 500,000 shares of common stock of the Company which served as security under the Promissory Note are currently being held by the Company pending liquidation, with the proceeds of such liquidation to be applied to reduce the principal amount of the Promissory Note. Management is of the opinion that the security under the Promissory Note is sufficient to ensure full recovery of the amount of the Promissory Note and therefore does not require a bad debt provision.

         Subject to the completion of the sale of the Canadian Subsidiary and the repayment of the Promissory Note, the Company had proposed to acquire certain wireless assets from Simmonds Capital Limited (a related entity). The Company issued a press release on July 12, 2000 to announce the proposed acquisition by the Company of wireless assets from Simmonds Capital Limited.

         A summary of the accounting for this disposition is as follows:

               Net asset deficit disposed of                        $   (13,508)
               Assignment of senior subordinated
                convertible debentures (principal plus interest)       (366,799)
               Note receivable                                         (718,850)
                                                                    ------------

               Excess of consideration received over net
                assets disposed - reflected as an adjustment
                 to stockholders deficit                            $(1,099,157)
                                                                    ============

         On July 10, 2000, Angelo MacDonald, resigned as the Company's president and Chief Executive Officer and the Board of Directors appointed John Simmonds to serve in his place. The Company issued a press release on July 11, 2000 concerning the resignation and appointment.

         Canadian Subsidiary Operations

         The operations of the Company's Canadian subsidiary, as discussed above, which have been aggregated and reflected as a one line item in the accompanying statement of operations, are summarized as follows:

                                               Three months ended                  Six months ended
                                                      June 30                             June 30
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----
       Revenues                             $  15,627         $  20,913        $  39,413         $  25,709
                                               ------            ------           ------            ------

       Expenses
         General and administrative           486,297           150,362          774,392           169,431
         Occupancy                             26,950            23,742           41,677            25,386
         Depreciation                           6,442                 -            7,541                 -
                                             --------         ---------         --------          --------
                                              519,689           174,104          823,610           194,817
                                             --------         ---------         --------          --------

       Net loss                              $504,062          $153,191         $784,199          $169,108
                                             --------         ---------         --------           -------

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

         Marketable securities

         During the quarter ended March 31, 2000, the Company purchased 160,000 shares of common stock of a publicly traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of shareholders' equity (deficit). During the second quarter the share price of securities fell from $5.875 on March 31, 2000 to $2.945 on June 30, 2000, and after applying a 15% discount due the share trading restrictions on the shares, the Company recorded an unrealized holding loss of $398,480.

         Net loss per share

         Net loss per share has been computed using the net loss for the period divided by the weighted average shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

Note 3 - Senior subordinated convertible debentures

         The senior subordinated convertible debentures earn interest at 8% per annum. Each $0.25 of principal amount is convertible into one common share and one three year warrant to purchase an additional share of the Company at $0.50 per share. During the quarter the Company raised $320,450 through the issuance of new senior subordinated convertible debentures and cancelled $346,500 of existing debentures as a result of the disposal of the Canadian subsidiary.


Item 2. Management's Discussion and Analysis or Plan of Operation.

         Overview

         During the three month period ended June 30, 2000 management made the decision to change the business direction of the Company. This decision was made after the receipt of disappointing results of the relaunch of the eieiHome business in the Canadian marketplace during the month of April/May were known. Management was of the opinion that ensuring the success of the eieiHome business would require significantly more capital than initially projected. In addition, capital market conditions, subsequent to the end of the first quarter, for most Internet related stocks were such that raising capital to offset operating losses was going to be significantly more difficult. Faced with the prospect of indefinite losses for the foreseeable future, management felt it would be prudent to dispose of the eieiHome Canada business. Management was of the opinion that it was necessary to act quickly to eliminate the continuing cash operating losses. The only interested buyers who had intimate knowledge of the business were the original founders and they were willing to close in an extremely short period of time.

         Effective June 26, 2000 and closing on July 10, 2000, the Company sold all of the shares of its wholly owned Canadian subsidiary eieiHome.com Inc., ("eieiHome Canada") to 1412531 Ontario Inc. for an aggregate purchase price of US$1,065,350 plus the surrender of 2,250,0000 shares of the Company's common stock. The US$1,065,350 portion of the purchase price was satisfied by the surrender for cancellation of US$346,500 of 8% Senior Subordinated Convertible Debentures of the Company and by the issuance of a promissory note issued by the purchaser in the principal amount of US $718,850 plus interest at a rate of 24% per annum calculated and payable monthly (the "Promissory Note"). Two principals of the purchaser were the former owners of the Canadian subsidiary and current shareholders of the Company and provided limited guarantees for the outstanding amount of the Promissory Note and pledged in the aggregate 200,000 common shares of Simmonds Capital Limited and 500,000 shares of the Company's common stock as security for the performance of their guarantee. eieiHome Canada provided an unlimited guarantee for the outstanding amount and granted a security interest in all of its personal property as security for the performance of its guarantee.

         The Promissory Note provided that an initial payment of US$65,350 was due and payable on July 21, 2000 with the balance due on or before November 10, 2000. Up to US$153,500 could be satisfied by the surrender for cancellation of 8% Senior Subordinated Convertible Debentures. On July 21, 2000, the purchaser was unable to make its initial payment but agreed to make such payment on July 25, 2000. The Company had no reason to believe that the payment would not be made on July 25, 2000. The Promissory Note provided that in the event that the purchaser fails to pay any amount under the Promissory Note when due and the default is not cured within two business days that the Company may declare all indebtedness under the Promissory Note immediately due and payable.

         On July 21, 2000 the Company notified the Purchaser that unless the initial payment was made on July 25, 2000 that the Company would declare the entire $718,850 plus interest immediately due and payable. On July 25, 2000 the Company still had not received payment and has since that time been taking the necessary steps under the relevant laws of the province of Ontario to realize on its security. Under Canadian bankruptcy law, a secured party is required to provide a debtor with ten days notice before such secured party may realize on all or substantially all of such debtor's assets. On July 26, 2000, the Company served the purchaser, eieiHome Canada and the two principals with a demand for the $718,850 plus interest and the appropriate notices under Canadian bankruptcy law and expected to be able to take its next steps in the enforcement of its security on or after August 8, 2000.

         On August 8, 2000 the Company extended the term of the Promissory Note to December 31, 2000, requested that outstanding interest in the amount of $7,500 be paid by August 10, 2000 and all remaining interest to be paid on August 26, 2000. The Purchaser also agreed to a monthly forbearance fee of 1.5% of the total outstanding indebtedness as of the 1st day of each month, payable on the 26th of each month until the principal and interest is paid in full. In addition, the 200,000 shares of common stock of Simmonds Capital Limited and 500,000 shares of common stock of the Company which served as security under the Promissory Note are currently being held by the Company pending liquidation, with the proceeds of such liquidation to be applied to reduce the principal amount of the Promissory Note.

         The interest payment due on August 10, 2000 was received.

         As of June 30, 2000 the Company recorded the excess of the consideration received over the net assets disposed of as a credit to the shareholders deficit:

                  Issuance of note receivable                 $   718,850
                  Convertible debentures returned
                  for cancellation (principal
                   and interest)                                  366,799
                                                               ----------
                    Consideration received                    $ 1,085,649

                  Net asset deficit disposed of                    13,508
                                                              -----------

                  Excess                                      $ 1,099,157

         Subject to the completion of the sale of the Canadian Subsidiary and the repayment of the Promissory Note, the Company had proposed to acquire certain wireless assets from Simmonds Capital Limited. The Company issued a press release on July 12, 2000 to announce the proposed acquisition by the Company of wireless assets from Simmonds Capital Limited.

         On July 10,2000, Angelo MacDonald, resigned as the Company's president and Chief Executive Officer and the Board of Directors appointed John Simmonds to serve in his place.

         Results of operations

         For the three month period ended June 30, 2000

         Overall the Company recorded a loss of $589,674 ($0.03 per share) during the three month period ended June 30, 2000 compared to a loss of $153,191 ($0.01 per share) during the comparative period a year ago. Operating results have been segregated into the loss attributable to eieiHome Canada, which has been disposed of, and expenses (interest on convertible debentures) attributable to the continuing operations of the Company.

         Operating loss from Canadian Subsidiary:

         eieiHome Canada the Company's Canadian subsidiary experienced a loss of $504,062 during the three month period ended June 30, 2000, compared to a loss of $153,191 in the comparative period in the prior year.

         Revenues during the three month period ended June 30, 2000 were $15,627 representing a 25% decline from the comparative period a year ago and a 34% decline from the prior quarter.

         National advertising revenues were $7,753 during the three month period ended June 30, 2000 compared to $20,913 in the three month period ended June 30, 1999. The reason for the decline was the Company's inability to provide perceived value for national account advertisers. Local service provider revenues were $7,874 for the quarter as compared to zero in the prior year. The increase is attributable to the launch of radio advertising in certain Canadian markets.

         Operating expenses attributable to eieiHome Canada were $519,689 during the three month period ended June 30, 2000 compared to $174,104 during the three month period ended June 30, 1999. The increase was the result of significantly higher legal, advertising and employment related costs. General and administrative expenses were $486,297 during the three month period ended June 30, 2000 as compared to $150,362 in the comparative period a year ago. Occupancy costs were $26,950 during this quarter compared to $23,742 a year ago. Depreciation expense on capital assets was $6,442 during the quarter and zero a year ago.

         Interest Expense on Continuing Operations

         The only expenses not directly attributable to the Canadian subsidiary was interest expense on the Company's convertible debt of $85,612 during the three month period ended June 30, 2000 (zero in the prior year).


         For the six month period ended June 30, 2000

         Overall the Company recorded a loss of $932,229 ($0.05 per share) during the six month period ended June 30, 2000 compared to a loss of $169,108 ($0.01 per share) during the comparative period a year ago. The increase is attributable to significantly higher losses in eieiHome Canada.


         Operating loss from Canadian Subsidiary

                  eieiHome Canada experienced a loss of $784,199 during the six month period ended June 30, 2000, compared to a loss of $169,108 in the comparative period in the prior year.

         Revenues during the six month period ended June 30, 2000 were $39,413 compared to

$25,709 in the comparative period a year ago.

         National advertising revenues were $21,466 during the six month period ended June 30, 2000 compared to $25,709 in the six month period ended June 30, 1999. The reason for the decline was the Company's inability to provide perceived value for national account advertisers. Local service provider revenues were $14,187 for the six month period ended June 30, 2000 as compared to zero in the prior year. The increase is attributable to the launch of radio advertising in certain Canadian markets. The Company also earned $3,760 in website design revenue during the six month period ended June 30, 2000, zero in the prior year.

         Operating expenses attributable to eieiHome Canada were $823,610 during the six month period ended June 30, 2000 compared to $194,817 during the six month period ended June 30, 1999. The increase was the result of significantly higher advertising costs in 2000 and additional employment related costs. General and administrative expenses were $774,392 during the six month period ended June 30, 2000 as compared to $169,431 in the comparative period a year ago. Occupancy costs were $41,677 during the six month period ended June 30, 2000 compared to $25,386 a year ago. Depreciation expense on capital assets was $7,541 during the six month period ended June 30, 2000 and zero in the prior year.

         Interest Expense on Continuing Operations

         Interest expense on the Company's convertible debt amounted to $148,030 during the six month period ended June 30, 2000 (zero in the prior year).

         Financial Condition

         Since inception, the Company has supported operations through the issuance of common stock and convertible debt and other securities. During fiscal 2000, the Company decided to discontinue current business operations, thereby eliminating further losses from eieiHome Canada.

         During the three month period ended March 31, 2000, the Company made an investment in 160,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 240,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by Vianet, which could be used in ecommerce applications of eieiHome Canada . During the quarter the share price of securities fell from $5.875 on March 31, 2000 to $2.945 on June 30, 2000, and after applying a 15% discount due the share trading restrictions on the shares, the Company recorded an unrealized holding loss of $398,480.

         Liquidity and Capital Resources

         As of June 30, 2000, the Company had an investment in marketable securities of $400,520. For the three month period ended June 30, 2000, cash used by operating activities amounted to $174,848 primarily as a result of operating losses for the period. Cash used in investing activities during the three month period ended June 30, 2000 amounted to $24,442 and was for the purchase of capital equipment. Cash provided by financing activities during the three month period ended June 30, 2000 amounted to $120,450 resulting from the issuance of convertible debentures totaling $320,450 partially offset by $200,000 used to repay a shareholder note payable.

         The Company has sold the eieiHome Canada business and is reviewing new business opportunities. It is anticipated that the new business venture will be initially financed through the liquidation of the Company's investment in Vianet Technologies common shares and the cash provided from the collection of the notes receivable. Depending upon the business venture chosen additional debt or equity financing may be required. Although there can be no assurance that outstanding in the money warrants will in fact be exercised, management is hopeful that this will provide future financing for the Company.

         Forward Looking Comments

         Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ.

PART II. Other Information

Item 1.  Legal Proceedings.

         The Company does not believe that it is presently a party to any pending litigation or any proceeding contemplated by a government authority the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company will seek the required stockholder approval to consider and ratify the sale of the Canadian subsidiary shortly.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit 4.1 Share Purchase Agreement by and among the Company, the Canadian Subsidiary and 1412531 Ontario Inc., an Ontario corporation, dated as of June 26, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 4.2 Promissory Note given by the Purchaser to the Company in the principal amount of $718,850.00 (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 4.3 Guarantee of Paul Dutton, Max Hahne and the Canadian Subsidiary dated as of June 26,2000 (filed as Exhibit 10.3 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 4.4 General Security Agreement issued by the Canadian Subsidiary dated as of June 26, 2000 (filed as Exhibit 10.4 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 27*        Financial Data Schedule

--------------------------

                   * Filed herewith

(b)      Reports Filed on Form 8-K

         On August 4, 2000, the Company filed a Report on Form 8-K dated August 3, 2000 describing the disposition of the Canadian Subsidiary and other recent developments.

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:  AUGUST 14, 2000              BY: /s/ John G. Simmonds
                                        ----------------------------
                                        John G. Simmonds
                                        CEO / Director
                                        (principal executive officer)


DATE:   AUGUST 14, 2000             BY: /s/ Gary N. Hokkanen
                                        ----------------------------
                                        Gary N. Hokkanen
                                        Chief Financial Officer,
                                        (principal financial officer)