Form 10QSB
period 2000-09-30
WIRELESS VENTURES INC
filed 2000-11-14
CIK 49397

As filed with the Securities and Exchange Commission on November 14, 2000

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

                For the Quarterly Period Ended September 30, 2000

                        Commission file number 001-15627

                             Wireless Ventures, Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  042451506
        (State of Incorporation)                  (IRS. Employer ID No.)

                                 67 Wall Street
                         Suite 2211, New York, NY 10005
                    (Address of Principal Executive Offices)

                                 (212) 514-9873
                  ('Issuer's Telephone No. including area code)

                                eieiHome.com Inc.
                   (Former Name if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X                      NO
                             --                         --

The number of shares outstanding of each of the Registrant's class of common equity, as of September 30, 2000 are as follows:

                  Class of Securities                Shares Outstanding
                  -------------------                ------------------
             Common Stock, $.001 par value              16,751,278

================================================================================

                             Wireless Ventures, Inc.

                                      INDEX



    PART I    Financial Information

    Item 1.   Financial Statements (unaudited)
                     Balance Sheet.........................................   3
                     Statements of Operations and Comprehensive (Loss).....   4
                     Statements of Cash Flows..............................   5
                     Notes to Financial Statements.........................   6

    Item 2.   Management's Discussion and Analysis or Plan of Operation....  10





    PART II.  Other Information

    Item 1.   Legal Proceedings............................................  15

    Item 2.   Change in Securities and Use of Proceeds.....................  15

    Item 3.   Defaults Upon Senior Securities..............................  15

    Item 4.   Submission of Matters to a Vote of Security Holders..........  15

    Item 5.   Other Information............................................  15

    Item 6.   Exhibits and Reports on Form 8-K.............................  16
                        A)  Exhibit Schedule
                        B)  Reports Filed on Form 8-K

    Signatures.............................................................  17

                          PART I. Financial Information

Item 1.  Financial Statements


                             Wireless Ventures, Inc.
                                  Balance Sheet
                               September 30, 2000
                                   (UNAUDITED)


ASSETS

Current Assets:
Cash                                                                       $    48,549
Note receivable, net of $200,000 reserve                                       273,350
Interest and forbearance fees receivable                                        40,999
Advances on TWSX acquisition                                                    82,744
Marketable securities                                                          138,720
--------------------------------------------------------------------------------------

Total current assets                                                           584,362
--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $   584,362
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                                        $   326,184
   Accrued expenses - other                                                     32,275
   Accrued expenses - legal                                                     29,513
   Accrued expenses - interest                                                  79,740
   Due to related parties                                                      113,216
--------------------------------------------------------------------------------------
Total current liabilities                                                      580,928

Long term debt:
   Convertible debenture                                                     2,000,000
   Senior subordinated convertible debentures                                1,770,500
--------------------------------------------------------------------------------------

Total liabilities                                                            4,351,428
--------------------------------------------------------------------------------------

Stockholders' (deficit)
   Common stock, $.001 par value, 75,000,000 shares  authorized,
   16,751,278 shares, issued and outstanding at September  30, 2000             16,752
   Preferred stock, $100 par value, 8%, non-voting, convertible, redeemable, 2,000 shares authorized, No shares issued and outstanding
   at September 30, 2000                                                          --
   Additional paid-in capital                                                1,262,108
   Accumulated deficit                                                      (4,704,646)
   Accumulated other comprehensive income (loss)                              (341,280)
--------------------------------------------------------------------------------------
Total stockholders' (deficit)                                               (3,767,066)
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                              $   584,362
--------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                             Wireless Ventures, Inc.
                Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)




                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                                      2000         1999             2000           1999
                                                                      ----         ----             ----           ----
 Fees and Income
     Interest income and forbearance fees                          $60,000                       $60,000
 Expenses:
     General and administrative expenses                           410,568                       410,568
     Occupancy                                                         734                           734
     Interest                                                       77,764                       225,794
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                    489,066          --           637,096              -

 Loss from Canadian subsidiary operations (note 2)                      --   $(572,295)         (784,199)     $(741,403)

 -----------------------------------------------------------------------------------------------------------------------
 Net loss                                                       $(429,066)   $(572,295)      $(1,361,295)     $(741,403)
 =======================================================================================================================

 Basic and diluted net loss per share of common stock              $(0.03)      $(0.03)           $(0.08)        $(0.04)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding           16,742,527   18,198,770       17,796,689     18,198,770
 -----------------------------------------------------------------------------------------------------------------------



                                                            Comprehensive
                                                                 Loss


 Net loss                                                       $(429,066)   $(572,295)     $(1,361,295)     $(741,403)
 Other comprehensive loss:
 Unrealized holding (loss) on marketable securities              (261,800)          --         (341,280)            --
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                           $(690,866)   $(572,295)     $(1,702,575)     $(741,403)
 -----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                             Wireless Ventures, Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                 2000         1999
   ------------------------------------------------------------------------------------------------
   Net cash used in operations
       Net loss                                                            (1,361,295)    (741,403)
       Adjustments to reconcile net loss
         to net cash provided by (used in) operating
         activities:
            Depreciation and amortization                                      11,184        6,210
                    Reserve against note receivable                           200,000
        Changes in:
            Accounts receivable                                                            (16,580)
            Interest and forbearance fees receivable                          (40,999)
            Other current assets                                                            (4,115)
            Accounts payable                                                  201,543      204,613
            Accrued expenses - other                                          (26,472)     (20,479)
            Accrued expenses - legal                                          (46,212)
            Accrued expenses - interest                                       100,039
            Deferred revenue                                                                  3,040
            Due to related parties                                            (86,879)      118,954
   ------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                 (1,049,091)     (449,760)
   ------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
         Purchase of marketable securities                                   (480,000)
         Purchase of fixed assets                                             (46,304)     (43,262)
         Advances on TWSX acquistion                                          (82,744)
             Repayment of note receivable                                     218,500
   ------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                   (390,548)     (43,262)
   ------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
         (Repayment of) notes payable - shareholder                          (500,000)     500,000
         Proceeds on issuance of senior subordinated
         convertible debentures                                             1,986,000
   ------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                               1,486,000      500,000
   ------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------
   Increase in cash                                                            46,361        6,978
   ------------------------------------------------------------------------------------------------
   Cash,  beginning of period                                                   2,188          299
   ------------------------------------------------------------------------------------------------
   Cash,  end of period                                                        48,549        7,277
   ------------------------------------------------------------------------------------------------


Non cash investing and financing activities:

         During the quarter ended June 30, 2000 the Company sold its Canadian subsidiary which had net assets of $1,276 for: (1) $366,799 in a reduction in senior subordinated convertible debentures; (2) $718,850 of notes receivable; and (3) the return of 2,250,000 shares of the Company's common stock. The difference between the net assets sold and the consideration received amounted to $1,084,373 and has been shown as contribution to capital.

         During the nine month period ended September 30, 2000 $12,500 plus accrued interest of $627 of debentures were converted into 52,508 shares of common stock.

         In addition, a note receivable repayment of $60,000 was charged through due to related parties. Senior subordinated convertible debentures totaling $33,000 were added to the note receivable and the corresponding debenture liability. These debentures were previously surrendered for cancellation in the sale of the Canadian Former Subsidiary transaction.


                 See accompanying notes to financial statements.

                             Wireless Ventures, Inc.

                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited financial statements of Wireless Ventures Inc., formerly eieiHome.com Inc. (the "Company" or "Wireless Ventures"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Wireless Ventures Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999

Note 2 - Summary of significant accounting policies

         Nature of business

         The Company's principal business was formerly operated through eieiHome.com Inc., an Ontario corporation and wholly owned subsidiary of the Company (the "Canadian Former Subsidiary"), which operated an Internet service, information and e-commerce web site. All of the outstanding common stock of the Canadian Former Subsidiary was sold effective June 26, 2000. With the sale of the operating entity, management is investigating alternative businesses and hopes to announce the nature of the new business shortly.

         The company is currently in discussions regarding the potential acquisition of EPR Services Inc. ("EPR Services"), an environmental company that recycles end-of-life electronic products. EPR Services has an operating recycling plant in Mississauga, Ontario with plans to expand operations to the United States and international markets. The Company has reached agreement in principle on the terms for the proposed acquisition of EPR Services and related intellectual property from Industrial Ecology Corporation. The Company is currently conducting due diligence on the potential acquisition and researching the market potential of this business opportunity.

         Recent developments

         At a special meeting held on September 25, 2000, the stockholders of the Company ratified the sale of all of the stock the Canadian Former Subsidiary, which represented substantially all of the assets of the Company. The effective date of the sale was June 26, 2000. The stockholders also approved the change of the Company's name to "Wireless Ventures, Inc.", which was effected on September 26, 2000. Effective September 27, 2000 the Company's trading symbol was changed to "WLSV".

         On September 29, 2000 the Company announced that it had signed an agreement (the

"Former Agreement") to acquire all of the shares of The Wireless Stock Xchange, Inc. ("TWSX"), a development stage company formed to provide refurbished cellular phones and other wireless devices through a re-valuing program in conjunction with a charitable foundation. The shareholders of TWSX would have received at closing 33,000,000 shares of the Company's common stock, which would have represented approximately 67% of the Company's issued and outstanding common shares. TWSX would have continued to operate as a wholly owned subsidiary of Wireless Ventures. The former shareholders of TWSX would also have had the right to nominate two directors to the board of Wireless Ventures, Inc.

         In late October the Company determined that certain conditions required to close the transaction had not been met, the failure of which raised questions among the Company's Board of Directors as to the viability of the original business plan. In lengthy discussions with the principals involved, the Company was unable to resolve these issues. Accordingly, the Board decided that the transaction was not in the best interests of the Company and declined to move forward with the original agreement. A public announcement to this effect was made by the Company on October 30, 2000. Although TWSX has threatened to take legal action against the Company with respect to this matter, the Company believes TWSX's position is entirely without merit.

         Effective June 26, 2000, the Company sold all of the shares of the Canadian Former Subsidiary for an aggregate purchase price of US$1,085,649 plus the surrender of 2,250,0000 shares of the Company's common stock. The US$1,085,649 portion of the purchase price was satisfied by the surrender for cancellation of US$346,500 of the Company's 8% Senior Subordinated Convertible Debentures plus accrued interest of US$20,299 and by the issuance of a promissory note issued by the purchaser in the principal amount of US $718,850 plus interest at a rate of 24% per annum calculated and payable monthly (the "Promissory Note"). During the three month period ended September 30, 2000, $33,000 of the debentures surrendered for cancellation were reinstated at the request of the debenture holders. Two principals of the purchaser were former owners of the Canadian Former Subsidiary and current shareholders of the Company and provided limited personal guarantees for the outstanding amount of the Promissory Note and pledged as security an aggregate of 200,000 common shares of Simmonds Capital Limited (a related entity) and 500,000 shares of the Company's common stock. The Canadian Former Subsidiary provided an unlimited guarantee for the outstanding amount of the Promissory Note and granted a security interest in all of its personal property in connection therewith. (See note 4).

         On August 10, 2000 the Company and the purchasers entered into a settlement agreement which extended the term of the Promissory Note to December 31, 2000. The purchaser also agreed to a monthly forbearance fee of 1.5% of the total outstanding indebtedness as of the 1st day of each month, payable on the 26th of each month, beginning September 26, 2000, until the principal and interest is paid in full. In addition, the 200,000 shares of common stock of Simmonds Capital Limited and 500,000 shares of common stock of the Company which served as security under the Promissory Note are currently being held by the Company pending liquidation, with the proceeds of such liquidation to be applied to reduce the principal amount of the Promissory Note.

         A summary of the payments received on the Promissory Note is as follows:

                  Original note receivable                            $ 718,850
                  Proceeds of liquidation of securities pledged
                    as security                                       (290,000)
                  Forbearance fee                                        11,500
                  Debentures reversed                                    33,000
                                                                     ----------
                  Note receivable September 30, 2000
                    (before reserve of $200,000)                      $ 473,350
                                                                      =========


         In addition as of September 30, 2000 the purchaser owes $40,999 in overdue interest and forbearance fees as follows:

                  Overdue interest to September 30, 2000                $31,063
                  September 1st forbearance fee                           9,936
                                                                       --------

                                                                        $40,999

As of September 30, 2000 the Company has made doubtful account reserve of $200,000 against the Promissory Note.


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

         Marketable securities

         During the quarter ended March 31, 2000, the Company purchased 160,000 shares of common stock of a publicly traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of stockholders' (deficit). During the third quarter the share price of securities fell from $2.945 on June 30, 2000 to $1.156 on September 30, 2000. Previously the Company had applied a 15% discount on the shares due to the expected time to have the shares registered. The Company has increased the discount to 25% due to a further delay until the trading restrictions are removed. Accordingly, the Company recorded an unrealized holding loss of $261,800 during the quarter.

         Net loss per share

         Net loss per share has been computed using the net loss for the period divided by the weighted average shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

Note 3 - Senior subordinated convertible debentures

         The senior subordinated convertible debentures earn interest at 8% per annum. Each $0.25 of principal amount is convertible into one common share and one three year warrant to purchase an additional share of the Company at $0.50 per share. Under the terms of the debenture the Company has the right to convert the debentures to common stock, subject to certain prevailing conditions. During the quarter ended September 30, 2000 the Company raised $40,550 through the issuance of new senior subordinated convertible debentures, $33,000 of debentures previously retired in the sale of the Canadian Former Subsidiary were reversed and reinstated and $12,500 was converted by debenture holders to 52,508 common shares.

Note 4 - Canadian Former Subsidiary

         As discussed in note 2, the Company disposed of its Canadian Former Subsidiary effective June 26, 2000.

         A summary of the accounting for this disposition is as follows:

            Net assets disposed of                                $      1,276
            Assignment of senior subordinated
             convertible debentures (principal plus interest)        (366,799)
            Note receivable                                          (718,850)
                                                                     ---------

            Excess of consideration received over net
             assets disposed - reflected as an adjustment
              to stockholders deficit                             $(1,086,925)
                                                                  ============

         The operations of the Company's Canadian Former Subsidiary, as discussed above, which have been aggregated and reflected as a one line item in the accompanying statement of operations, are summarized as follows:

                                               Three months ended    Nine months ended
                                                      Sept 30             Sept 30
                                                 2000      1999      2000       1999
                                                 ----      ----      ----       ----
            Revenues                             --     $ 19,820   $ 39,413   $ 45,529
                                                        --------   --------   --------

            Expenses
              General and administrative         --      572,662    774,394    742,093
              Occupancy                          --       13,165     41,677     38,551
              Interest                           --           78       --           78
              Depreciation                       --        6,210      7,541      6,210
                                                        --------   --------   --------
                                                 --      592,115    823,612    786,932
                                                        --------   --------   --------

            Net loss                             --     $572,295   $784,199   $741,403
                                                        --------   --------   --------

Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

          Overview

          Management's efforts during the three month period ended September 30, 2000 (and thereafter) were focused on selecting a new business opportunity for the Company. See "Recent Development", above. Management is continuing to seek to identify appropriate opportunities and hopes that its efforts will be successful shortly. (See "Note 2 to the Financial Statements - Summary of significant accounting policies - Nature of Business" above.)

         Results of operations

         For the three month period ended September 30, 2000

         Operating loss from continuing operations

         Revenues for the Company during the three month period ended September 30, 2000 were $60,000 and consisted of $38,564 in interest income and $21,436 in forbearance fee income. Under the terms of note receivable arising from the sale of the Canadian Former Subsidiary, the Company earns interest on the outstanding note at 24% per annum and a 1.5% forbearance fee charged on the outstanding amount of the note at the beginning of the month.

         Expenses totaled $489,066 during the three month period ended September 30, 2000 and consisted of $410,568 in general and administrative expenses, $734 in occupancy costs and $77,764 in interest expense.

         The prior year's expenses were related to the Canadian Former Subsidiary, which was sold effective June 26, 2000. Therefore the operations of the Canadian Former Subsidiary have been aggregated as one line item labeled "Loss from Canadian subsidiary operations".

         General and administrative expenses, during the three month period ended September 30, 2000 included; 1) a $200,000 doubtful account reserve against the note receivable arising from the sale of the Canadian Former Subsidiary, 2) $103,602 of legal fees, primarily incurred on the declined purchase of TWSX and various other legal matters, 3) $45,000 of contracted management fees charged by Simmonds Capital Limited, 4) a one time expense of $25,738 representing not previously accrued fees payable to the members of the Board of the Company, and 5) $36,228 of various consulting, travel and other fees.

         Interest expenses during the three month period ended September 30, 2000 was $77,764 and was incurred with respect to the 8% Senior Subordinated Convertible Debentures and 8% Convertible Debenture outstanding. Neither of these debentures were outstanding in the comparative period in the prior year.

         The net loss for the three month period ended September 30, 2000 was $429,066 ($0.03 per share) compared to a net loss of $572,295 ($0.03 per share) in the prior year.

         Loss from Canadian Former Subsidiary Operations

         The Canadian Former Subsidiary was sold effective June 26, 2000; therefore, the operating losses of this former subsidiary are included only for the prior period, (that is, the three month period ended September 30, 1999).

         The operations of the Company's Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying statement of operations, are summarized as follows:

                                                          Three months ended
                                                             September 30
                                                                   1999

       Revenues                                               $  19,820
                                                                 ------

       Expenses
         General and administrative                             572,662
         Occupancy                                               13,165
         Interest                                                    78
         Depreciation                                             6,210
                                                               --------
                                                                592,115

       Net loss                                                $572,295
                                                                -------

         For the nine month period ended September 30, 2000

         Overall the Company recorded a net loss of $1,361,295 ($0.08 per share) during the nine month period ended September 30, 2000 compared to a net loss of $741,403 ($0.04 per share) during the comparative period a year ago. The net loss attributable to the operations of the Canadian Former Subsidiary was $784,199 for the current period and the net loss excluding the operating results of the Canadian Former Subsidiary was $577,096.

         Operating loss from Continuing Operations

         Revenues for the Company during the nine month period ended September 30, 2000 were $60,000 and consisted of $38,564 in interest income and $21,436 in forbearance fee income.

         Expenses totaled $637,096 during the nine month period ended September 30, 2000 and consisted of $410,568 in general and administrative expenses, $734 in occupancy costs and $225,794 in interest expense.

         General and administrative expenses, during the nine month period ended September 30, 2000 included; 1) a $200,000 doubtful account reserve against the note receivable arising from the sale of the Canadian Former Subsidiary, 2) $103,602 of legal fees, primarily incurred on the declined purchase of TWSX and various other legal matters, 3) $45,000 of contracted management fees charged by Simmonds Capital Limited, 4) a one time expense of $25,738 representing not previously accrued fees payable to the members of the Board of the Company, and
5) $36,228 of various consulting, travel and other fees.

         Interest expenses during the nine month period ended September 30, 2000 was $225,794 and was incurred with respect to the 8% Senior Subordinated Convertible Debentures and 8% Convertible Debenture outstanding. Neither of these debentures were outstanding in the comparative period in the prior year.

         Loss from Canadian Former Subsidiary Operations

         The Canadian Former Subsidiary was sold effective June 26, 2000; therefore the operating losses attributable to this former subsidiary have been included for the period January 1, 2000 to June 26, 2000 (in the current period) and January 1, 1999 through September 30, 1999 (in the prior period.)

         The operations of the Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying statement of operations, are summarized as follows:

                                                         Nine months ended
                                                           September 30
                                                        2000             1999
                                                        ----             ----

       Revenues                                    $  39,413        $  45,529
                                                      ------           ------

       Expenses
         General and administrative                  774,394          742,093
         Occupancy                                    41,677           38,551
         Interest                                          -               78
         Depreciation                                  7,541            6,210
                                                   ---------        ---------
                                                     823,612          786,932
                                                     -------          -------

       Net loss                                     $784,199         $741,403
                                                     -------          -------

         Financial Condition

         Since inception, the Company has supported its operations through the issuance of common stock and convertible debt and other securities. During fiscal 2000, in an effort to stem further operating losses, the Company decided to discontinue its current business operations, which had been conducted through the Canadian Former Subsidiary.

          During the three month period ended September 30, 2000 the Company advanced $82,744 to TWSX for the development of that company's business prior to the consummation of the proposed acquisition. As described above, the Company has determined not to proceed with the transaction and has demanded repayment of all amounts due.

         As of September 30, 2000 the purchaser of the Canadian Former Subsidiary owes the Company a total of $313,349. This amount breaks down as $273,350 in a note receivable, net of a $200,000 doubtful account reserve, that is due December 31, 2000 and $40,999 of interest and forbearance fees with respect to the note. Almost all of the amounts collected under the note have been realized through proceeds from the disposal of the security provided by the purchaser. Management believes that the remaining net amounts due will be collected through cash payments from the purchaser or proceeds from the disposal of the remaining security.

         During the three month period ended March 31, 2000, the Company made an investment in 160,000 common shares of Vianet Technologies Inc. ("Vianet") at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 240,000 warrants to purchase common shares of Vianet at $4.50 at any time until March 31, 2003. During the quarter the share price of securities fell from $2.945 on June 30, 2000 to $1.156 on September 30, 2000. Previously the Company had applied a 15% discount on the shares due to the expected time to have the shares registered. The Company has increased the discount to 25% due to a further delay until the trading restrictions are removed. Accordingly, the Company recorded an unrealized holding loss of $261,800 during the quarter. Since acquisition date the Company has recorded an unrealized holding loss of $341,280.

         Liquidity and Capital Resources

         As of September 30, 2000, the Company had cash of $48,549, an investment in marketable securities of $138,720, a note receivable of $273,350, advances to TWSX of $82,744 and interest and forbearance fee receivable of $40,999. For the nine month period ended September 30, 2000, cash used by operating activities amounted to $1,049,091 as a result of operating losses for the period and partially offset by an increase in accounts payable and accrued interest. Cash used in investing activities during the nine month period ended September 30, 2000 amounted to $390,548. The use of cash consisted of the purchase of $480,000 of marketable securities, $82,744 advanced to TWSX and $46,304 to capital asset purchases offset by repayments received from the note receivable of $218,500. Cash provided by financing activities during the nine month period ended September 30, 2000 amounted to $1,486,000 resulting from the issuance of convertible debentures totaling $1,986,000 offset by $500,000 used to repay a shareholder note payable.

         The Company has sold the Canadian Former Subsidiary business and is reviewing new business opportunities. The Company previously announced that it had agreed to acquire a business known as TWSX and then subsequently announced that proceeding with the transaction was not in the best interests of the Company. The Company is currently reviewing other business opportunities. (See "Note 2 to the Financial Statements - Summary of significant accounting policies
- Nature of Business" above.) It is anticipated that the new business venture will be initially financed through the liquidation of the Company's investment in Vianet common shares and the cash provided from the collection of the notes receivable. Depending upon the business venture chosen, additional debt or equity financing may be required.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On September 25, 2000, the stockholders ratified the sale of all the stock of the Company's Canadian Former Subsidiary, which represents substantially all of the assets of the Company, and approved the change of the Company's name to Wireless Ventures, Inc.

         The votes for and against for the sale of the Canadian Former Subsidiary was as follows:

         For: 11,782,573

         Against: None

         The votes for and against the change in name from eieiHome.com Inc. to Wireless Ventures, Inc. was as follows:

         For: 11,782,573

         Against: None

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit 4.1 Share Purchase Agreement by and among the Company, the Canadian Former Subsidiary and 1412531 Ontario Inc., an Ontario corporation, dated as of June 26, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 4.2 Promissory Note given by the purchaser to the Company in the principal amount of $718,850.00 (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 4.3 Guarantee of Paul Dutton, Max Hahne and the Canadian Former Subsidiary dated as of June 26,2000 (filed as Exhibit 10.3 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 4.4 General Security Agreement issued by the Canadian Former Subsidiary dated as of June 26, 2000 (filed as Exhibit 10.4 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 99.1* Press Release issued by the Company on September 27, 2000 to announce the change of the Company's name to Wireless Ventures, Inc.

Exhibit 99.2* Press Release issued by the Company on September 29, 2000 to announce its entering into an agreement with TWSX to acquire all of the shares of TWSX in exchange for 33 million common shares of the Company.

Exhibit 99.3* Press Release issued by the Company on October 30, 2000 to announce that the Company would not consummate the transactions contemplated by the agreement with TWSX.


Exhibit 27*       Financial Data Schedule

--------------------------

                           * Filed herewith

(b)      Reports Filed on Form 8-K

1. Report on Form 8-K filed August 3, 2000 to announce the sale of the Canadian Former Subsidiary, the appointment of a new Chief Executive Officer, the proposed acquisition by the Company of wireless assets from Simmonds Capital Limited and the enforcement by the Company of a security interest in connection with the default by the purchaser of the Canadian Former Subsidiary under the Promissory Note issued in connection with the sale.

2. Report on Form 8-K filed August 17, 2000 to announce the proposed acquisition by the Company of all of the shares of TWSX in exchange for 33 million common shares of the Company.

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:  NOVEMBER 14, 2000   BY:      /s/ John G. Simmonds
                                    ----------------------------
                                    John G. Simmonds
                                    CEO / Director
                                      (principal executive officer)


DATE:   NOVEMBER 14, 2000  BY:      /s/ Gary N. Hokkanen
                                    ---------------------------------
                                    Gary N. Hokkanen
                                    Chief Financial Officer,
                                     (principal financial officer)