Form 10KSB
period 2000-12-31
WIRELESS VENTURES INC
filed 2001-04-17
CIK 49397

As filed with the Securities and Exchange Commission on April 17, 2001


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For fiscal year ending December 31, 2000         Commission File No. 001-15627


                             Wireless Ventures Inc.
               (Exact name of registrant as specified in charter)

                                eieiHome.com Inc.
                          (Former name, if applicable)

              Delaware                                  042451506
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

     888 7th Avenue , Suite 1503                       212-956-5422
      New York, New York 10106              (Registrant's Telephone No. incl.
   (Address of Principal Executive                      area code)
              Offices)

  Securities registered pursuant to                        None
      Section 12(b) of the Act:

  Securities registered pursuant to            Common Stock, par value $0.001
      of the Act:                                       Section 12(g)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X ) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB(X).

      For the fiscal year ended December 31, 2000, the Company's revenues were $0.

      Based on the closing high bid price on April 5, 2001 of $0.075 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $774,345.

      On March 30, 2001, the number of shares outstanding of the registrant's Common Stock was 16,694,251.

      Transitional Small Business Disclosure Format (Check One):    Yes    No  X

                                     Part I

Item 1.     Description of Business.


      Between October 1999 and June 2000, the business of Wireless Ventures, Inc. ("Wireless Ventures" or the "Company") was conducted through its wholly owned Canadian subsidiary, eieiHome.com Inc., which operated an Internet service, information and e-commerce web site, providing information and related products and services for homeowners, home buyers, and home service providers. eieiHome.com's revenue came from the sale of advertising space to national and local home service providers and manufacturers of home-related products supplemented with service fees for Internet web hosting, web page design, e-commerce solutions, and e-mail services. Due to continuing operating losses, effective June 26, 2000 the Company sold all of the shares of its wholly owned Canadian subsidiary. Since that time, the Company has actively sought alternative new business opportunities.

      The Company is currently reviewing potential business opportunities and is hopeful that it will shortly be in a position to announce the future direction of the Company. During the second half of 2000, the Company has reviewed and declined several business opportunities, including the acquisition of The Wireless Stock Xchange, Inc. which was a development stage company formed to provide refurbished cellular phones through a re-valuing program in conjunction with a charitable foundation. All of the acquisitions were ultimately judged not to be in the best interests of the Company.

      The Company was originally incorporated as Hycomp, Inc. in the Commonwealth of Massachusetts in 1969. Through March 31, 1999, the Company (then called HyComp, Inc.) was a designer, manufacturer and distributor of thin film hybrid circuits, thin film resistor networks and various thin film components mainly used for military purposes. In March 1999, HyComp, Inc. sold all of its assets, excluding cash and receivables. The buyer assumed all liabilities other than commercial and inter-company debt.

      On October 14, 1999, HyComp, Inc. acquired all of the issued and outstanding common stock of eieiHome (Canada) from Simmonds Capital Limited ("SCL"). Following the transaction, eieiHome (Canada) was considered the acquiring party and the surviving accounting entity because the former stockholders of eieiHome (Canada) received an amount of voting shares of the combined company which constituted an effective controlling interest in the combined company. Accordingly, the transaction was accounted for as a reverse acquisition. The acquisition of eieiHome (Canada) formally closed on October 14, 1999. eieiHome (Canada) was incorporated as Chargnet Inc. in June 1998 in the province of Ontario, Canada. It operated as Chargnet until June 20,1999 when it was acquired by SCL and its name was changed to eieiHome.com Inc.

      On February 29, 2000 a special meeting of the shareholders of the Company was held in Boston, Massachusetts. At the meeting, the Company's shareholders approved its reincorporation as a Delaware company by merging it with a Delaware company called eieiHome.com Inc. formed on February 25, 2000. As a result of the reincorporation, the Company's name changed from HyComp, Inc. to eieiHome.com Inc., the par value of its common stock changed and the number of shares which the Company is authorized to issue increased from 20,000,0000 shares of common stock, par value $0.01, to 75,000,000 shares of common stock, par value $0.001.

      Subsequent to the sale of eieiHome (Canada), the Canadian operating subsidiary, at a special meeting of shareholders held on September 25, 2000, the Company changed its name from eieiHome.com Inc. to Wireless Ventures, Inc.

      Effective March 23, 2001, John G. Simmonds resigned as CEO and Director of the Company. Gary N. Hokkanen also resigned as CFO. Mr. Simmonds is Chairman, President and CEO of Simmonds Capital Limited which holds a 32% interest in the Company. Mr. Hokkanen was previously CFO of Simmonds Capital Limited. Paul K. Hickey, Chairman of the Company, was appointed interim CEO and CFO on March 23, 2001.

      The Company currently has no employees.

Item 2.  Description of Property.

      The Company currently maintains a temporary office at 888 7th Avenue, Suite 1503 New York, New York. The records of the Company are currently kept at an office at 100 Allstate Parkway, Suite 500, Markham, Ontario, Canada.

Item 3.  Legal Proceedings.

      To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

      The Company notes, however, that the President of The Wireless Stock Xchange, Inc. has requested that the Company return the sum of $200,000, which he paid to purchase 200,000 shares of the Company's common stock in a private transaction (facilitated by the Company) in October 2000. The Company received $200,000 from the seller of the shares, which shares had been pledged to the Company as security for other obligations. Mr. Kolenda has registered complaints about the Company's conduct with certain regulatory authorities, including the Securities and Exchange Commission. The SEC has requested certain information from the Company, which the Company has provided. The Company is not aware of any other action having been taken to date.

      In addition, the Company has been advised by MicroTel International, Inc. the former parent, that MicroTel has received a warranty claim for defective products, which were produced by the Company prior to March 1999. MicroTel has agreed to accept responsibility for this claim and to indemnify the Company should if be found to be liable in any respect.


Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The price per share of Company Common Stock was quoted on the NASD's OTC Bulletin Board under the symbol "HYCP" prior to December 15, 1999 when the new OTC Bulletin Board Eligibility Rule went into effect. This rule eliminated listing of companies that were not previously subject to the reporting requirements of the United States Securities and Exchange Commission. On January 19, 2000, the Company filed a registration statement on Form 10SB in order to comply with the new reporting requirements. As the registration statement was not effective prior to December 15, 1999, trading in shares of Company Common Stock was quoted in the "pink sheets" published by the National Quotation Bureau, Inc. under the name "eieiHome.com Inc." and with trading symbol, "EIEI". The Securities and Exchange Commission did not review the Company's registration statement on Form 10SB and the Company was relisted on NASD's OTC Bulletin Board on March 7, 2000 under the symbol, "EIEI". In conjunction with the name change from eieiHome.com Inc. to Wireless Ventures, Inc. the Company's Common stock was quoted on the NASD's OTC Bulletin Board under the symbol "WLSV" beginning on September 27, 2000.

      The following table sets forth for the periods indicated the high and low bid prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

----------------------------------------
Quarter Ended             High      Low
----------------------------------------
 March 31, 1999           $0.05    $0.03
----------------------------------------
 June 30, 1999            $0.05    $0.04
----------------------------------------
 September 30, 1999      $1.4375   $0.04
----------------------------------------
 December 31, 1999 (1)    $1.25    $0.25
----------------------------------------
 March 31, 2000 (2)       $3.00    $0.75
----------------------------------------
 June 30, 2000           $1.875   $0.625
----------------------------------------
 September 30, 2000     $10.125   $0.625
----------------------------------------
 December 31, 2000        $4.00   $0.187
----------------------------------------

(1) On December 15, 1999, the last date on which the Company Common Stock was quoted on the NASD's OTC Bulletin Board, the closing sale price was $1.2500. The high bid price reflected in the "pink sheets" between December 15, 1999 and December 31, 1999 was also $1.2500.

(2) The high bid price during the period January 1, 2000 to March 31, 2000 occurred while quoted on the NASD's OTC Bulletin Board. The low bid price during the period January 1, 2000 to March 31, 2000 occurred while quoted in the "pink sheets".

      On March 30, 2001, the Company had approximately 350 shareholders of record. The Company believes it has approximately 500 shareholders including holders whose securities are held in street name or nominee accounts.

      The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

Overview

      During the twelve month period ended December 31, 2000, management made the decision to change the business direction of the Company, based on the results of the eieiHome Canadian business ("eieiHome Canada"). Management was of the opinion that ensuring the success of the eieiHome business would require significantly more capital than initially projected. In addition, capital market conditions, subsequent to the end of the first quarter, for most Internet related stocks were such that raising capital to offset operating losses was going to be significantly more difficult. Faced with the prospect of indefinite losses for the foreseeable future, management felt it would be prudent to dispose of the eieiHome Canada business.

      Effective June 26, 2000 and closing on July 10, 2000, the Company sold all of the shares of its wholly owned Canadian subsidiary eieiHome.com Inc. to 1412531 Ontario Inc. for an aggregate purchase price of US$1,065,350 plus the surrender of 2,250,0000 shares of the Company's common stock. The US$1,065,350 portion of the purchase price was satisfied by the surrender for cancellation of US$346,500 of 8% Senior Subordinated Convertible Debentures of the Company and by the issuance of a promissory note by the purchaser in the principal amount of US $718,850 plus interest at a rate of 24% per annum calculated and payable monthly. See "Bad debt losses", below.

      The Company is currently reviewing potential business opportunities and is hopeful that it will shortly be in a position to announce the future direction of the Company. During the second half of 2000, the Company evaluated several business opportunities, which were determined not to be in the best interests of the Company.

Results of Operations

Twelve months ended December 31, 2000

      During the twelve month period ended December 31, 2000, the Company had a net loss of $2,429,188, representing a loss of $0.14 per share up substantially from a loss of $1,141,184 in the twelve month period ended December 31, 1999, (a loss of $0.11 per share). The loss during the 2000 fiscal year can be broadly categorized into four different items:

              1. Losses arising from maintaining the
                 public listing and seeking new business
                 opportunities                             $  966,857
              2. Bad debt losses                              510,337
              3. Loss from Canadian operations                504,994
              4. Loss on marketable securities                447,000
                                                            ---------
                 Net loss for fiscal 2000                  $2,429,188
                                                            =========

The $1,141,184 loss during the 1999 fiscal year primarily arose from the $938,748 loss from Canadian operations.

Losses arising from maintaining the public listing and seeking new business opportunities

      Losses from maintaining the public listing and seeking new business opportunities arose primarily from legal costs in pursuing new ventures, audit fees required to maintain public company reporting, interest costs attributable to financing instruments and certain administrative costs to maintain the public company, offset by any revenues the Company generated.

      Other income during the twelve month period ended December 31, 2000 were $24,705 compared to zero in the comparative period in the prior year. Other income during fiscal year 2000 consisted of forbearance fees and interest received from the purchaser of the wholly owned Canadian subsidiary.

      Total expenses arising from seeking new business opportunities were $991,562 during the twelve month period ended December 31, 2000 up substantially from $202,435 during the twelve month period ended December 31, 1999. The increase is the result of the Company disposing of eieiHome Canada during June 2000 and the cost of reviewing new business opportunities in the latter half of fiscal 2000. During fiscal year ended 1999, the Company was primarily focused on organizing the launch of the Canadian operations. Selling, general and administrative expenses were $685,004 during the twelve month period ended December 31, 2000 compared to $159,843 during the twelve month period ended December 31, 1999. The approximate increase of $525,000 in the twelve months ended December 31, 2000 over the twelve months ended December 31, 1999 is the result of legal and accounting fees increasing approximately $242,000 from $101,000 in 1999 to $343,000 in 2000, management fees paid to Simmonds Capital Limited increasing by $135,000 from $45,000 in 1999 to $180,000 in 2000, a full time CEO paid approximately $14,000 in 1999 and $67,000 in 2000 and other general and administrative costs increasing by approximately $96,000. The increase in legal and accounting fees is a reflection of the number of potential business opportunities reviewed and the increase in management fees is the result of twelve months expense in 2000 and only three months in 1999.

      Occupancy costs in 2000 were $5,114 and zero in the previous year. During 1999 the Company utilized office space for eieiHome Canada and did not receive an allocation of occupancy costs incurred by Simmonds Capital Limited. During fiscal 2000 the Company has been allocated a portion of Simmonds Capital Limited occupancy costs for the latter part of the year.

      Interest expense during the twelve month period ended December 31, 2000 was $301,444 up from $42,592 during the twelve month period ended December 31, 1999. The increase is primarily attributable to the senior subordinated convertible debentures issued in March 2000, which accrue interest at 8% per annum and a full years interest expense on the $2,000,000 convertible debenture compared to three months in the prior year.

      The loss in maintaining the public listing and seeking new business opportunities contributed $966,587 of the net loss of $2,429,188 during fiscal year ended December 31, 2000 and contributed a loss per share of $0.055 of the $0.14 net loss per share. During fiscal year ended December 31, 1999 the loss in seeking new business opportunities contributed a $0.02 loss per share of the $0.11 net loss per share.

Bad debt losses

      At December 31, 2000 the Company made bad debt provisions on two outstanding receivables, the first for the promissory note obtained in connection with the sale of eieiHome Canada and the second for certain cash advances to a potential investment, which was not pursued.

      The disposition of eieiHome Canada in June 2000 resulted in the Company receiving a promissory note for $718,850 which was paid down to $373,350 by December 31, 2000, primarily through the exercise by the Company of its rights with respect to certain stock pledged as security for the note. Although discussions continue on the status of the note with the purchaser, the Company has fully provided for the $373,350 note as a bad debt expense.

      As previously discussed, during fiscal 2000 the Company pursued the acquisition of The Wireless Stock Xchange, Inc. which was a development stage company formed to provide refurbished cellular phones through a re-valuing program in conjunction with a charitable foundation. The Company advanced or incurred expenses of $136,987 toward the acquisition which under the letter agreement with The Wireless Stock Xchange, Inc. were recoverable in the event the acquisition did not proceed. The Company has demanded repayment without success and has fully provided for the amount as a bad debt expense at December 31, 2000.

      The bad debt losses during fiscal year ended December 31, 2000 contributed a loss of $0.025 per share to the net loss of $0.14 per share.

Loss from Canadian operations

      During the twelve month period ended December 31, 2000, the Company's Canadian operations were conducted through its wholly owned Canadian subsidiary, eieiHome.com Inc. The Canadian operations had a net loss of $504,994 during the twelve month period ended December 31, 2000 down from a loss of $938,748 during the twelve month period ended December 31, 1999.

      Revenues from eieiHome Canada were $39,413 for the twelve month period ended December 31, 2000, compared to $59,759 in the comparative period in the prior year. Revenues of eieiHome Canada consisted primarily of national and local advertisers paying a monthly fee to be represented on the eieiHome web-site. The year over year decline is a result of only a part year results in 2000 and also reflected eieiHome Canada's inability to provide perceived value for web-site advertisers.

      Expenses for eieiHome Canada were $544,407 during the twelve month period ended December 31, 2000 down from $998,507 in the comparative period in the prior year. The decline is primarily the result of only a part years results during 2000. The operating expenses of eieiHome Canada were primarily employment costs to develop the eieiHome.com web-site and advertising costs to launch the new business.

      The loss from Canadian operations contributed a loss of $0.03 of the $0.14 net loss per share. During fiscal year ended December 31, 1999 the loss from Canadian operations contributed a $0.09 loss per share of the $0.11 net loss per share.

Loss on marketable securities

      In March 2000, the Company participated in private placement for 160,000 shares of common stock of Vianet Technologies Inc. ("Vianet") at $3.00 per share, which trades under the symbol "VNTK" on NASD's OTC Bulletin Board. The Company invested $480,000 and received 160,000 common shares of Vianet Technologies and warrants to purchase 240,000 additional common shares at $4.50 per share at any time over the next three years.

      Although the shares initially traded at over $6.00 per share, the shares have since declined in value to close at $0.275 on December 30, 2000. The Company has valued the investment at $33,000 (having applied a further 25% discount to the market value due to the restricted nature of the common shares) and regarded the $447,000 decline in value as a realized loss on marketable securities during the year ended December 31, 2000.

      The loss on marketable securities during fiscal year ended December 31, 2000 contributed a loss of $0.026 per share to the net per share loss of $0.14.

Financial Condition

As at December 31, 2000

      Total assets of the Company increased from $51,086 as at December 31, 1999 to $135,799 as at December 31, 2000. All of the Company's assets at December 31, 2000 were current assets whereas only a portion were current assets at December 31, 1999. Current assets at December 31, 1999 were primarily the cash and accounts receivable of eieiHome Canada. Current assets at December 31, 2000 consisted of $96,517 owed by Simmonds Capital Limited, a related party, marketable securities valued at $33,000 and cash and prepaid expenses totaling approximately $6,282.

      The amount owed from the related party ($96,517) is more than offset by $214,910 owed to the related party on interest payments in connection with an outstanding $2,000,000 convertible debenture and a $500,000 note payable which was repaid during the year.

      During the year, the Company invested $480,000 in securities of Vianet. The investment was in units consisting of 160,000 common shares and warrants to purchase an additional 240,000 common shares. The purpose of the investment was for eieiHome Canada to use the compression technology that Vianet possessed on the eieiHome.com web-site and to capitalize on the appreciation of the Vianet shares as they expanded their technology worldwide. The common shares were purchased at $3.00 per share and closed at a trading value of $0.275 per share on December 30, 2000. The Company has applied a 25% valuation discount to the market price at December 30, 2000 due to the restricted nature of the common shares and valued the investment at $33,000 as at December 31, 2000. In addition, management has judged the decline in market value as other than temporary and accordingly recorded a $447,000 loss on marketable securities in the statement of operations during the year ended December 31, 2000. The Company believes it will be able to begin to liquidate the common shares during the second quarter of 2001 under Rule 144.

      Property and equipment having a net book value of $33,301 at December 31, 1999 were disposed of in the sale of the Canadian operations in June 2000.

      Total liabilities of the Company have risen from $3,212,449 at December 31, 1999 to $4,629,414 as at December 31, 2000. All of the liabilities at December 31, 2000 are current liabilities whereas only a portion were at December 31, 1999. Current liabilities at December 31, 1999 totaled $1,101,949 and current liabilities as at December 31, 2000 totaled $4,629,414. Current liabilities as at December 31, 1999 consisted of normal accounts payable and accrued liabilities and amounts owed to Simmonds Capital Limited, a related party. Current liabilities as at December 31, 2000 also included normal accounts payable and accrued liabilities and amounts owed to related parties but also included accrued interest costs (owed to both third parties and related parties) and the principal amount owed under debt financing instruments.

      Accounts payable and accrued expenses (exclusive of interest) totaled $341,854 at December 31, 1999 and totaled $537,333 at December 31, 2000.
Accounts payable at December 31, 1999 totaled $204,686 and totaled $451,778 at December 31, 2000. The increase in accounts payable relates entirely to outstanding legal fees incurred in connection with seeking new business opportunities. Accrued professional fees have fallen from $75,725 at December 31, 1999 to $33,555 at December 31, 2000. Accrued other expenses totaled $58,747 at December 31, 1999, consisting primarily of various eieiHome Canada costs are approximately offset by accrued directors fees of $52,000 at December 31, 2000. Deferred revenue of $2,696 at December 31, 1999 was disposed of in the sale of the Canadian operations.

      Accrued interest expense as at December 31, 2000 totaled $330,031, consisting of $115,121 in interest owed to third parties under the Senior Subordinated Convertible Debentures and $214,910 owed to Simmonds Capital Limited under a $2,000,000 Senior Convertible Debenture, which remains outstanding and in default and a $500,000 note payable which was repaid during the year ended December 31, 2000. The Company was unable to make a principal repayment to Simmonds Capital Limited in October 2000 under the terms of the debenture, therefore the debenture is in default and has been classified as a current liability. The Company has received indication that Simmonds Capital Limited would be prepared to renegotiate the terms of the $2,000,000 debenture to cure the default. At December 31, 1999 the debenture was classified as long term debt.

      During the fiscal year ended December 31, 2000 the Company raised almost $2,000,000 to finance the operations of eieiHome Canada and to provide the funding to seek new business opportunities. The Company utilized units that included a five year senior subordinated convertible debenture which accrued interest at a rate of 8% per annum and could be converted into shares of the Company's common stock at $0.25 per share at any time. Upon conversion each common share would be accompanied by a three year warrant to purchase an additional share of common stock at $0.50 per share. There were $110,500 outstanding in these debentures at December 31, 1999 and $1,762,050 outstanding at December 31, 2000. During the year ended December 31, 2000, the Company issued $1,977,550 of these new debentures, $12,500 were converted to common shares, $346,500 were assigned in connection with the sale of the Canadian operations and $33,000 of the assigned debentures were reinstated after the sale at the request of the debenture holder. Under the terms of these debentures interest was to be paid in March 2001. The Company was unable to do so, therefore the debentures are in technical default and have been classified as a current liability as at December 31, 2000.

      At December 31, 1999, amounts owed to Simmonds Capital Limited consisted of $260,095 in costs incurred by Simmonds on behalf of the Company, a $500,000 note payable and a $2,000,000 senior convertible debenture. At December 31, 2000, Simmonds is owed $2,000,000 under the senior convertible debenture (now in default) and $214,910 in interest, partially offset by an amount of $96,517 classified as a current asset. The $96,517 receivable arose from a disputed invoice presented to the Company by Simmonds for executive management time, incurred on a new business opportunity, over and above the agreed upon management services contract. The Company believes that the dispute over the receivable will be resolved together with the renegotiation of the terms causing the default on the $2,000,000 convertible debenture.

      The stockholders' deficit increased from $3,161,363 as at December 31, 1999 to $4,493,615 as at December 31, 2000. The increase is attributable to the $2,429,188 net loss for the year partially offset by an $1,096,936 increase in common stock and additional paid-in capital. The increase in common stock and additional paid-in capital relates to $8,450 in 650,000 stock options exercised, $13,127 increase arising from debentures converted into common stock by third parties and a net increase in common stock and paid-in capital of $1,075,359 arising from the sale of the Canadian operations. The adjustment to paid-in capital arising from the sale of the Canadian operations primarily represents the excess of the consideration received over the net liabilities disposed of. For further details please see note 3 to the financial statements.

Liquidity and Capital Resources

      The significant losses and working capital deficit at December 31, 2000 have called into question the Company's ability to continue to operate as a going concern. The Company's ability to fund losses arising from seeking new business opportunities is connected to its ability to raise external financing.

      The Company's only internal source of funding is from the sale of its marketable securities. The amount that could be realized on sale of the Company's investment in 160,000 common shares of Vianet is insignificant, likely between $20,000 and $30,000 at existing share price levels.

      If all existing senior subordinated convertible debentures converted their debentures to common shares the Company would be require to issue approximately 7,000,000 warrants to purchase shares of Company's common stock at $0.50 per share. The Company is hopeful that this could provide a funding source for a new business opportunity. The Company cannot offer any assurances that the existing debenture holders would agree to convert to common shares or exercise their resulting warrants. Simmonds Capital Limited also holds 5,000,000 warrants to purchase the Company's common stock at prices between $1.00 and $3.00. Only 2,000,000 are currently exercisable, 1,000,000 at $1.00 and 1,000,000 at $1.50.
Due to the current market conditions it is unlikely that Simmonds would or could exercise these warrants.

      Although the Company has fully provided for $510,337 in doubtful receivables from the purchaser of eieiHome Canada and advances to The Wireless Stock Xchange Inc. it will continue to pursue repayment. At this time it would appear unlikely that any significant amount could be obtained without incurring significant legal costs.

      The Company currently has no business operations but is in the process of reviewing several new business opportunities. Any new business opportunity will likely require additional funding that will be dilutive to the existing shareholders.

Item 7.  Financial Statements

The following financial statements are filed as a part of this Annual Report:

   Independent Auditors' Report

   Balance Sheet

   Statement of Operations

   Statement of Changes in Stockholders' (Deficit)

   Statement of Cash Flows

   Notes to Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Effective April 2, 2001, the Company engaged the firm of Pannell Kerr Forster PC of New York, New York ("PKF NY") as its independent auditors, and dismissed its former accountants, PKF Hill LLP ("PKF Hill').

      None of the reports of PKF Hill on the financial statements of the Company for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. PKF Hill's audit reports did contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going conern. During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of PKF Hill, there were no disagreements with PKF Hill on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of PKF Hill would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

      The Company's decision to engage the firm of PKF NY was approved by the Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Paul Hickey, 69, has been a Director of the Company since July, 1979. He was appointed Chairman of the Company effective September 15, 1999. Mr. Hickey was appointed the interim Chief Executive Officer and interim Chief Financial Officer on March 23, 2001. Mr. Hickey has been an investment banker for over thirty-five years specializing in providing financial and advisory services to middle market public and private companies. Mr. Hickey also serves as a director on the boards of Gregory and Howe Incorporated and Diopsys, Inc. He has a BA degree from the College of William and Mary 1954.

Angelo G. MacDonald, 42, was appointed a Director of the Company effective November 1, 1999. Mr. MacDonald also served as CEO during the period November 1, 1999 through July 10, 2000. From September 15, 2000 through February 1, 2001 Mr. MacDonald served as General Counsel for SCL. On February 1, 2001 Mr. MacDonald became General Counsel for IRMG, Inc. Mr. MacDonald holds a J.D. degree from Villanova University School of Law and a BA degree from the University of Michigan. He is member of the bar in New York and New Jersey, the Southern and Eastern federal districts of New York, the United States Tax Court, the United States Court of International Trade, and the Court of Appeals for the Armed Services. From 1986 to November 1999, Mr. MacDonald was a Senior Trial Assistant District Attorney with the Office of the District Attorney, Bronx County , New York City.

David C. O'Kell, 49, was appointed secretary and a Director of the Company effective November 1, 1999. Mr. O'Kell served as Executive Vice President and Secretary of SCL for the period October 28, 1991 to January 19, 2001. Mr. O'Kell joined SCL in July 1991 as Vice President Business Development. Prior to joining SCL, Mr. O'Kell was the Vice President and Director of Business Development with the Canadian head office of a multinational advertising agency. Between September 1995 and November 1997, Mr. O'Kell served as the president of Ventel, Inc., a Vancouver Stock Exchange listed venture capital company. Mr. O'Kell also served as a Director of Ventel until his resignation upon the acquisition by Ventel of Fifty-Plus.net in June, 1999.

Lawrence Fox, 35, has been a Director of the Company since September 15, 1999. Mr. Fox is an active private investor. He has provided merger and acquisition advisory services, including structuring acquisitions and venture capital investments to a number of public and private companies.

John G. Simmonds, 50, served as a Director of the Company from October 15, 1999 to March 23, 2001. Mr. Simmonds was appointed Chief Executive Officer of the Company on July 10, 2000 and resigned on March 23, 2001. Mr. Simmonds is the founder of SCL, which owns approximately 32% of the Company's common stock.

Gary N. Hokkanen, 45, served as the Chief Financial Officer of the Company from November 1, 1999 until his resignation on March 23, 2001.

Item 10.  Executive Compensation.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                                                          Long-Term
                              Annual Compensation       Compensation
                                                           Awards
--------------------------------------------------------------------------------
                                              Other                  All Other
Name and Principal Year  Salary    Bonus     Annual     Options (#) Compensation
Position                  ($)       ($)    Compensation                 ($)
                                                ($)
--------------------------------------------------------------------------------
George Riley,      2000    ---       ---        ---          ---
President and      1999    ---       ---        ---          ---
Chief Executive    1998  110,000     ---        ---          ---
Officer(1)
--------------------------------------------------------------------------------
Angelo G.          2000   38,000     ---        ---        400,000
MacDonald,  Chief  1999   14,250     ---        ---          ---
Executive Officer  1998    ---       ---        ---          ---
and Secretary
(3)(5)
--------------------------------------------------------------------------------
John G.            2000    ---       ---        ---        300,000
Simmonds(2)(4)     1999    ---       ---        ---          ---
Chief Executive    1998    ---       ---        ---          ---
Officer
--------------------------------------------------------------------------------
David C. O'Kell,   2000    ---       ---        ---        300,000
Secretary(2)(5)    1999    ---       ---        ---          ---
                   1998    ---       ---        ---          ---
--------------------------------------------------------------------------------
Gary N.            2000    ---       ---        ---        150,000
Hokkanen,  Chief   1999    ---       ---        ---          ---
Financial          1998    ---       ---        ---          ---
Officer(2)
--------------------------------------------------------------------------------

(1) Mr. Riley resigned from Wireless Ventures effective March 31,1999. Mr. Hickey served as interim CEO from August 10, 1999 to October 15, 1999. Mr. Simmonds served as interim CEO from October 15 to November 1, 1999. Mr. Angelo MacDonald was appointed as CEO effective November 1, 1999.

(2) Effective October 15, 1999, Mr. David O'Kell was appointed Secretary of the Company and Mr. Gary Hokkanen was appointed Chief Financial Officer of the Company. The services of Mr. Hokkanen, Mr. O'Kell and Mr. Simmonds were provided to the Company as part of the services pursuant to the management services contract with SCL pursuant to which the Company paid SCL a fee of $15,000 per month for certain management services including the part time services of Mr. Hokkanen, Mr. O'Kell, and Mr. Simmonds. Mr. Hokkanen resigned as CFO on March 23, 2001.

(3) Effective November 1, 1999 Mr. MacDonald was appointed CEO of the Company with an annual salary of $114,000. Mr. MacDonald resigned as CEO on July 10, 2000. Mr. MacDonald was granted 700,000 options during the fiscal year ended December 31, 2000. Three hundred thousand (300,000) were granted in his capacity as a director of the Company and 400,000, vesting over three years, were granted in his capacity as CEO. As a result of his resignation as CEO 300,000 of the options granted in his capacity as CEO expired.

(4) Mr. Simmonds was appointed CEO of the Company on July 10, 2000 and resigned on March 23, 2001.

(5) Mr. O'Kell resigned as Secretary on November 21, 2000 and Mr. MacDonald was appointed Secretary on November 21, 2000.

Option Grants Table for Fiscal 2000

       The following table sets forth information concerning stock option grants made during the fiscal year ended December 31, 2000 under the Company's 2000 Stock Option Plan to the executive officers named in the Summary Compensation table. These grants are also reflected in the Summary Compensation Table.

-------------------------------------------------------------------------------
                                             Individual Grants
-------------------------------------------------------------------------------
                                      % of Total
                                       Options
                                      Granted to
                          Options     Employees     Exercise
                         Granted(#)   in Fiscal      Price        Expiration
   Name                    (1)          2000        ($/Share)        Date
-------------------------------------------------------------------------------
Angelo G. MacDonald (2)  400,000        23%          $0.25           (3)
-------------------------------------------------------------------------------
John G. Simmonds         300,000        17%          $0.25       January 5, 2003
-------------------------------------------------------------------------------
David C. O'Kell          300,000        17%          $0.25       January 5, 2003
-------------------------------------------------------------------------------
Gary N. Hokkanen         150,000         9%          $0.25       March 29, 2003
-------------------------------------------------------------------------------

(1) The Company has adopted the Stock Option Plans for officers, key employees, potential key employees, non-employee directors and advisors. The Company has reserved a maximum of 3,000,000 Common Shares to be issued upon the exercise of options granted under the 2000 Stock Option Plan. Options are granted under the Stock Option Plans at exercise prices to be determined by the Board of Directors.

(2) Mr. MacDonald was granted 700,000 options during the fiscal year ended December 31, 2000. Three hundred thousand (300,000) were granted in his capacity as a director of the Company and 400,000 were granted in his capacity as CEO. Effective July 10, 2000, Mr. MacDonald resigned as CEO and 300,000 of the options granted in his capacity as CEO expired.

(3) The options granted to Mr. MacDonald in his capacity as a director expire on January 5, 2003 and the remaining 100,000 options granted in his capacity as CEO expire on January 5, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

-------------------------------------------------------------------------------
                                                                   Value of
                                                                  Unexercised
                                                                  In-the-Money
                                                    Number of      Options at
                                                   Unexercised    December 31,
                          Shares                    Options at       2000
                         Acquired    Value         December 31,   exercisable/
  Name                 on Exercise  Realized         2000       unexercisable(1)
-------------------------------------------------------------------------------
Angelo G. MacDonald        0           $0            400,000           (2)
-------------------------------------------------------------------------------
John G. Simmonds           0           $0            300,000           (2)
-------------------------------------------------------------------------------
David C. O'Kell            0           $0            300,000           (2)
-------------------------------------------------------------------------------
Gary N. Hokkanen           0           $0            150,000           (2)
-------------------------------------------------------------------------------

(1) Represents the difference between the fair market value of securities underlying the options and the exercise price of the options at fiscal year end.

(2) None of options outstanding at December 31, 2000 under the 2000 Stock Option Plan were In-the-Money.


Compensation of Directors

      The Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors or a committee on which he serves. Directors are also paid fees as follows:

1.    $6,000 annual retainer,

2.    $500 for each shareholder or board meeting attended in person,

3.    $250 for each board meeting attended by telephone.

      As of December 31, 2000 directors fees were accrued but unpaid.

Employment Contracts and Termination of Employment and Change of Control Arrangements

      The Company does not have any employment agreements with any of its current officers.

      Effective March 23, 2001, John G. Simmonds resigned as CEO of the Company. Gary N. Hokkanen also resigned as CFO effective March 23, 2001. Paul K. Hickey, Chairman of the Company, was appointed interim CEO and CFO on March 23, 2001.


      No retirement, pension or similar program has been adopted by the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

(a) As of March 30, 2001 there were 16,694,251 shares of Company Common Stock, par value, $.001, issued and outstanding. To the knowledge of the Company, the following persons are the beneficial owners of more than five percent of the Company's voting securities:

--------------------------------------------------------------------
                                           Amount and
                                           Nature of
                   Name and Address of     Beneficial      Percent
 Title of Class    Beneficial Owner        Ownership       of Class
--------------------------------------------------------------------
Company common   Simmonds Capital          9,401,700(1)    45.4%(2)
stock, par       Limited
value  $0.001    100 Allstate Parkway,
                 Suite 500
                 Markham, ON  L3R 6H3
                 CANADA
--------------------------------------------------------------------
Company common   John G. Simmonds           950,000(3)       5.6%
stock, par       13980 Jane St.
value  $0.001    King City, ON  L7B 1A3
                 CANADA
--------------------------------------------------------------------

  (1) This number includes 5,401,700 shares of Company Common Stock, the right to receive 2,000,000 shares of Company Common Stock upon conversion of a convertible debenture, and the exercise of warrants to purchase 2,000,000 shares of Company Common Stock. See "Certain Relationships and Related Transactions".

  (2) The beneficial ownership percent is based upon a total of 20,694,251 shares of Company Common Stock assuming the conversion of the debenture and the exercise of the warrants.

  (3) This number includes 100,000 shares of Company Common Stock held by Deborah Simmonds, to which he disclaims beneficial ownership, and 50,000 shares of Company Common Stock held in trust for Jack Simmonds and options to purchase 300,000 shares of Company Common Stock at $0.25 per share.

   (b) As of March 31, 2001, Directors and Officers of the Company had the following beneficial interest in the shares of Company Common Stock:

-----------------------------------------------------------------------
                                               Amount and
                                               Nature of
                  Name and Address of          Beneficial      Percent
 Title of Class   Beneficial Owner             Ownership       of Class
-----------------------------------------------------------------------
Company common   Angelo G. MacDonald            451,000(1)      2.6%
stock, par       Director and Secretary
value  $0.001    124 West 60th Suite 42H
                 New York, NY 10023
-----------------------------------------------------------------------
Company common   David C. O'Kell                800,000(2)      4.7%
stock, par       Director
value  $0.001    185 Glencairn Ave.
                 Toronto, ON  M4R 1N3
                 CANADA
-----------------------------------------------------------------------
Company common   Paul K. Hickey                 550,000(3)      3.2%
stock, par       Director, Chairman,
value  $0.001    Chief Executive
                 Officer and Chief
                 Financial Officer
                 888 7th Avenue
                 New York, NY 10106
-----------------------------------------------------------------------
Company common   Lawrence Fox                   800,000(4)      4.7%
stock, par       Director
value  $0.001    212 Crystal Court
                 Bluebell, PA  19422
-----------------------------------------------------------------------
                 Total Directors and            2,601,000      14.5%
                 Officers (4 persons)
-----------------------------------------------------------------------

  (1) This number includes options to purchase 400,000 shares of Company Common Stock at $0.25 per share.

  (2) This number includes options to purchase 300,000 shares of Company Common Stock at $0.25 per share.

  (3) This number includes options to purchase 300,000 shares of Company Common Stock at $0.25 per share.

  (4) This number includes options to purchase 300,000 shares of Company Common Stock at $0.25 per share.


Item 12. Certain Relationships and Related Transactions

      During the past three fiscal years and through December 31, 2000, there have been no material transactions in which the Company or any of its subsidiaries was a party, and in which any director or officer of the Company had a direct or indirect material interest, except as set forth below.

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

      The 12,250,000 shares of Company Common Stock acquired by SCL in this transaction, together with the 151,700 shares of Company Common Stock they acquired in the transaction with MicroTel, constitute approximately 52% of the outstanding shares of Company Common Stock, assuming the conversion of the debenture and the exercise of all of the warrants.

      The Company entered into a Management Services Agreement with SCL as of October 14, 1999 to pay $15,000 per month for certain management services including the part time services of Mr. Hokkanen, Mr. O'Kell, and Mr. Simmonds. Under the terms of the contract the monthly fee was to terminate with recruitment of a full time CEO. Mr. MacDonald joined the Company as CEO effective November 1, 1999 however the Management Services Agreement continued in effect at $15,000 per month until December 31, 2000. Subsequent to December 31, 2000, IRMG Inc., a company in which Mr. MacDonald, Mr. Simmonds and Mr. Hokkanen are shareholders has provided monthly management services to Wireless Ventures. The Board of Directors of the Company and IRMG Inc. are in negotiations as to the amount of the fee incurred between January 1, 2001 and April 17, 2001.

      The Company failed to make a principal repayment on the convertible debenture issued to SCL in October 2000 and is therefore in default. The Company has received indication that SCL is willing to renegotiate the terms of the debenture to cure the default.

      During the past three years, no relatives, spouses or relatives of spouses of officers or directors were involved in material transactions with the Company, and no such transaction is currently proposed.

      During the past three fiscal years and the current fiscal year, no officer or director and no affiliate of any officer or director, has been indebted to the Company, except in the case of Mr. Simmonds and Mr. Hokkanen. Mr. Simmonds was previously a director and officer of the Company, and is a director, officer and shareholder of Simmonds Capital Limited, which is indebted to the Company in the amount of $96,517. Mr. Hokkanen, previously an officer of the Company, was previously an officer and is currently a shareholder of Simmonds Capital Limited.


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

      (b)  Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date:  April 17, 2001
                                                WIRELESS VENTURES INC.

                                                By: /s/ Paul K. Hickey
                                                   -----------------------------
                                                   Paul K. Hickey,  Chairman


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                     Title                          Date
        ----                     -----                          ----

/s/ Paul K. Hickey           Chairman/ CEO/CFO/Director      April 17, 2001
------------------------     (principal executive &
    Paul K. Hickey           financial officer)


/s/ Angelo G. MacDonald
------------------------     Director & Secretary            April 17, 2001
    Angelo G. MacDonald


/s/ David C. O'Kell          Director                        April 17, 2001
------------------------
     David C. O'Kell

/s/ Lawrence Fox             Director                        April 17, 2001
------------------------
     Lawrence Fox

                             WIRELESS VENTURES, INC.

                              Financial Statements
                                December 31, 2000

                           WIRELESS VENTURES, INC.


                                Table of Contents



                                                                            Page

Independent Auditor's Reports                                                1-2

Balance Sheet                                                                 3

Statement of Operations                                                       4

Statement of Changes in Stockholders' (Deficit)                               5

Statement of Cash Flows                                                       6

Notes to Financial Statements                                               7-14

                          Independent Auditor's Report



To the Directors of
Wireless Ventures, Inc.


We have audited the balance sheet of Wireless Ventures, Inc. (formerly eieiHome.com, Inc.) as of December 31, 2000, and the related statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ventures, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1, during 2000, the Company sold its operating subsidiary, and has a working capital deficit of $4,493,615 and an accumulated deficit of $5,772,539 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also described in note 1.



                                                       Pannell Kerr Forster PC


New York, New York
April 5, 2001

                          Independent Auditor's Report


To the Directors of
eieiHome.com, Inc.


We have audited the statements of operations, changes in stockholders' (deficit) and cash flows of eieiHome.com, Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eieiHome.com, Inc. for the year ended December 31, 1999 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception and at December 31, 1999 had a working capital deficit of $1,084,164 and a stockholders' (deficit) of $3,161,363. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans in regard to these matters are also described in note 1.




PKF Hill LLP
Toronto, Canada
February 24, 2000

                             WIRELESS VENTURES, INC.

                                  Balance Sheet
                                December 31, 2000



                                     Assets


Current assets
   Cash                                                             $        97
   Marketable securities (note 2)                                        33,000
   Prepaid expenses                                                       6,185
   Due from affiliates (note 4)                                          96,517
                                                                    -----------

            Total assets                                            $   135,799
                                                                    -----------


                      Liabilities and Stockholders' (Deficit)


Current liabilities
   Accounts payable                                                 $   451,778
   Accrued expenses
      Interest                                                          115,121
      Interest - affiliates                                             214,910
      Professional fees                                                  33,555
      Directors' fees                                                    52,000
   Convertible debenture (note 5)                                     2,000,000
   Senior subordinated convertible debentures (note 6)                1,762,050
                                                                    -----------
            Total current liabilities                                 4,629,414
                                                                    -----------

Stockholders' (deficit)
   Common stock, $.001 par value, 75,000,000 shares authorized,
    16,651,278 shares issued and outstanding (note 7)                    16,651
   Preferred stock, $100 par value, 8%, non-voting, convertible, redeeming, 2000 shares authorized, no shares issued and
    outstanding                                                              --
   Additional paid-in capital                                         1,262,273
   Accumulated (deficit)                                             (5,772,539)
                                                                    -----------
            Total stockholders' (deficit)                            (4,493,615)
                                                                    -----------

            Total liabilities and stockholders' (deficit)           $   135,799
                                                                    -----------



See notes to financial statements

                           WIRELESS VENTURES, INC.

                             Statement of Operations



                                                             Year Ended
                                                              December 31
                                                       ----------------------------
                                                                2000        1999
                                                       ------------    ------------
Revenues                                               $         --    $         --
                                                       ------------    ------------

Operating expenses
   Selling, general and administrative                      685,004         159,843
   Occupancy                                                  5,114              --
   Interest                                                 301,444          42,592
   Bad debt expense (note 9)                                510,337              --
                                                       ------------    ------------
            Total operating expenses                      1,501,899         202,435

Other (income) expense
   Realized loss on marketable securities (note 2)          447,000              --
   Loss from Canadian operations (note 3)                   504,994         938,748
   Other income (note 3)                                    (24,705)             --
                                                       ------------    ------------

            Total expenses                                2,429,188       1,141,183
                                                       ------------    ------------

            Net (loss)                                 $ (2,429,188)   $ (1,141,183)
                                                       ------------    ------------


Basic net (loss) per share of common stock (note 1)    $      (0.14)   $      (0.11)
                                                       ------------    ------------


Weighted average number of common shares outstanding
(note 1)                                                 17,464,503      10,549,693
                                                       ------------    ------------

See notes to financial statements

                           WIRELESS VENTURES, INC.

               Statement of Changes in Stockholders' (Deficit)









                                            Common Stock           Additional                      Total
                                      ------------------------      Paid-In       Accumulated    Stockholders'
                                        Shares         Amount        Capital       (Deficit)       (Deficit)
                                      -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998              8,000,000    $    80,000    $    17,501    $  (117,681)   $   (20,180)

Issuance of common stock in
 connection with reverse
 acquisition (note 1)                  10,198,770        101,988        (17,501)    (2,084,487)    (2,000,000)

Net (loss) for year ended
 December 31, 1999                             --             --             --     (1,141,183)    (1,141,183)
                                      -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999             18,198,770        181,988             --     (3,343,351)    (3,161,363)

Adjustment for capital
restructuring
 (note 7)                                      --       (163,789)       163,789             --             --

Exercise of stock options at $0.013       650,000            650          7,800             --          8,450

Issuance of common stock in
 connection with conversion
of note
 and accrued interest                      52,508             52         13,075             --         13,127

Shares cancelled in connection
 with disposition of subsidiary
 (note 3)                              (2,250,000)        (2,250)     1,077,609             --      1,075,359

Net (loss) for year ended
 December 31, 2000                             --             --             --     (2,429,188)    (2,429,188)
                                      -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000             16,651,278    $    16,651    $ 1,262,273    $(5,772,539    $(4,493,615)
                                      -----------    -----------    -----------    -----------    -----------


See notes to financial statements

                           WIRELESS VENTURES, INC.

                             Statement of Cash Flows


                                                                Year Ended
                                                                December 31
                                                        --------------------------
                                                           2000            1999
                                                        -----------    -----------
Cash flows from operating activities
   Net (loss)                                           $(2,429,188)   $(1,141,183)
   Adjustment to reconcile net (loss) to net cash
    (used) by operating activities
      Depreciation - property and equipment                  11,184          9,961
      Allowance for doubtful accounts                       495,366             --
      Realized loss on marketable securities                447,000             --
   Changes in operating assets and liabilities
      Accounts and other receivables                         24,225        (15,597)
      Prepaid expenses                                       (6,185)            --
      Accounts payable                                      326,325        204,686
      Accrued expenses                                      281,114        116,689
                                                        -----------    -----------
            Net cash (used) by operating activities        (850,159)      (825,444)
                                                        -----------    -----------

Cash flows from investing activities
   Purchase of property and equipment                       (46,304)       (43,262)
   Purchase of marketable securities                       (480,000)            --
   Proceeds from notes receivable                           318,500             --
   Advances made on investment                             (133,516)            --
                                                        -----------    -----------
            Net cash (used) by investing activities        (341,320)       (43,262)
                                                        -----------    -----------

Cash flows from financing activities
   Senior secured convertible debentures                  1,977,550        110,500
   Issuance of common stock                                   8,450             --
   Note payable - shareholder                              (500,000)       500,000
   Due to related parties, net                             (296,612)       260,095
                                                        -----------    -----------
            Net cash provided by financing activities     1,189,388        870,595
                                                        -----------    -----------

            Net increase (decrease) in cash                  (2,091)         1,889

Cash, beginning of year                                       2,188            299
                                                        -----------    -----------

Cash, end of year                                       $        97    $     2,188
                                                        -----------    -----------

Supplemental disclosure of non-cash financing activities
   During 2000, the Company sold its Canadian subsidiary, which had net liabilities of $13,508, for: (1) $366,799 in a reduction in senior subordinated convertible debentures; (2) $718,850 of notes receivable; and
    (3) the return of 2,250,000 shares of the Company's common stock. The difference between the net assets sold and the consideration received amounted to $1,099,157 and has been included as part of an adjustment to paid-in capital (see note 3).

   During 2000, $12,500 of convertible debentures along with $627 of accrued interest thereon were converted into 52,508 shares of common stock. In addition, $60,000 of a note receivable was satisfied through a reduction in amounts due to related parties.

   Common stock and a convertible debenture were issued as part of the 1999 reverse acquisition (note 1).

See notes to financial statements

                           WIRELESS VENTURES, INC.

                          Notes to Financial Statements
                                December 31, 2000



Note 1 - Summary of significant accounting policies

Description of business

At a special meeting held in September 2000, the stockholders of the Company ratified the sale of all of the stock of eieiHome Canada (the Canadian subsidiary), which represented substantially all of the assets of the Company. The stockholders also approved the change of the Company's name from eieiHome.com, Inc. to Wireless Ventures, Inc.

In February 2000, in connection with the Company's (then known as Hycomp) reincorporation into a Delaware Company, its name was changed from Hycomp to eieiHome.com, Inc.

The Company's principal business was operated through eieiHome Canada, an Ontario corporation and wholly-owned subsidiary of the Company, which operated an internet service, including an information and e-commerce web site. All of the outstanding common stock of the Canadian subsidiary was sold in 2000 (see note 3). With the sale of the operating entity, management is currently investigating alternative businesses.

Hycomp, eieiHome.com, Inc. and Wireless Ventures, Inc. are individually or collectively known as "the Company".

Basis of presentation

On October 14, 1999, a Massachusetts corporation then known as Hycomp acquired all of the issued and outstanding common stock of the Canadian subsidiary in exchange for 5,250,000 common shares of Hycomp, a $2,000,000 convertible debenture (note 5), and five year warrants (note 7). At the time of the 1999 acquisition, Hycomp had no significant assets or operations. In addition, Hycomp issued 1,125,000 common shares to each of the two founding shareholders of the Canadian subsidiary in consideration for the cancellation of their option to repurchase up to 30% of the Canadian subsidiary in the event that the Canadian subsidiary was sold to another party. In connection with the acquisition, Hycomp issued 500,000 common shares to a non-related party as a finder's fee.

The Canadian subsidiary was accounted for as the acquiring party and the surviving accounting entity because the former stockholders of the Canadian subsidiary received an amount of voting shares which constitutes an effective controlling interest in the combined corporation. The shares issued by the Company pursuant to the 1999 acquisition have been accounting for as if those shares had been issued upon the organization of the Canadian subsidiary. The outstanding capital stock of the Company immediately prior to the 1999 acquisition has been accounted for as shares issued by the Canadian subsidiary to effect the reverse acquisition.

At December 31, 1999, additional paid-in capital ($17,501) and accumulated deficit ($84,487) have been adjusted to effect the difference in par value of common stock of the Company and the Canadian subsidiary. Additionally, the $2,000,000 convertible debenture (note 5) has been recorded as a distribution to shareholders in 1999.

The outstanding common stock of 10,198,770 common shares at the time of the 1999 acquisition was held principally by officers of the combined corporation.

During 2000, the Company sold its Canadian subsidiary and agreed to acquire a business known as The Wireless Stock Xchange Inc. (TWSX), a development stage company formed to provide refurbished cellular phones and other wireless devices. Subsequent to making cash advances to TWSX approximating $137,000 to fund operations, management determined that proceeding with the transaction was not in its best interests (see notes 9 and 10). Management is currently reviewing other business opportunities. It is anticipated that the new business venture will be initially financed through additional debt or equity financing. There can be no assurance that financing will be obtained and that the Company will be able to continue operating.

Accordingly, the financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has discontinued all revenue producing operations, has assets of only $135,799, and has a working capital deficit of $4,493,615 and a stockholders' (deficit) of $5,772,539 at December 31, 2000. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

Management plans to begin executing an expanded business plan during the year ending December 31, 2001. In order to do so, the Company will have to raise substantial financing to satisfy existing liabilities and to provide the necessary funding for future operations.

Reclassification

Certain items included in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

Property and equipment

Property and equipment of the Canadian subsidiaries was recorded at cost. Depreciation was computed using the declining balance method, ranging from 20% to 30% per annum, over the estimated useful lives of the related assets.

Advertising and marketing costs

The Company expensed the costs of advertising and marketing as incurred. The Company incurred $118,298 and $385,000 of advertising and marketing expenses for the years ended December 31, 2000 and 1999, respectively, which are included in selling, general and administrative expenses.

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

Net loss per share

For both 2000 and 1999, net loss per share has been computed using the net loss for the year divided by the weighted average shares outstanding. For the purpose of computing 1999 loss per share, the number of shares outstanding for the period from the beginning of the year to the date of the reverse acquisition (note 1) is deemed to be the number of shares issued by the Company. For the period from the date of the reverse acquisition to the end of 1999, the number of shares used in the calculations of loss per share is the actual number of shares outstanding during that period.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anit-dilutive.

Foreign currency

The functional currency of the Company is the U.S. dollar.

However, the Company does have some Canadian operating accounts and therefore pays for certain operating costs in Canadian dollars. Such transactions are converted into U.S. dollars at the exchange rate in effect on the date of service. Cash accounts are converted to U.S. dollars at the exchange rate in effect at the balance sheet date. The net exchange differences resulting from these transactions and are included in the statement of operations. For both 2000 and 1999 such exchange differences were not material.

Note 2 - Marketable securities

During 2000, the Company purchased 160,000 shares of common stock of a publicly traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of stockholders' (deficit). Management has estimated the market value of this investment at $33,000 as of December 31, 2000. Accordingly, the Company had recorded an unrealized holding loss of $447,000 during the year.

At December 31, 2000, management determined that the decline in value of this investment was not of a temporary nature and accordingly reclassified the unrealized loss from stockholders' (deficit) into operations.

Note 3 - Disposition of Canadian subsidiary

During 2000, the Company sold all of its shares of its Canadian subsidiary for an aggregate price of $1,065,350 plus the surrender of 2,250,000 shares of the Company's common stock. The $1,065,350 portion of the purchase price was satisfied by the surrender for cancellation of $346,500 of the Company's 8% senior subordinated convertible debentures (see note 6) and by the issuance of a promissory note issued by the purchaser in the principal amount of $718,850 due December 31, 2000, plus interest at a rate of 24% per annum calculated and payable monthly. Subsequent to this transaction, $33,000 of the debentures surrendered for cancellation were reinstated at the request of the debenture holders. Two principals of the purchaser were former owners of the Canadian subsidiary and current stockholders of the Company and provided limited personal guarantees for the outstanding amount of the promissory note and pledged as security an aggregate of 200,000 common shares of Simmonds Capital Limited
(SCL), a related entity, and 500,000 shares of the Company's common stock. The Canadian subsidiary provided the Company an unlimited guarantee for the outstanding amount of the promissory note and granted a security interest in all of its personal property in connection therewith.

The purchaser also agreed to a monthly forbearance fee of 1.5% of the total outstanding indebtedness. In addition, the 200,000 shares of common stock of SCL and 500,000 shares of common stock of the Company which served as security under the promissory note are currently being held by the Company pending liquidation, with the proceeds of such liquidation to be applied to reduce the principal amount of the promissory note. During 2000, the Company received forbearance fees and interest income of $24,705. All remaining forbearance fees and accrued interest on the note receivable, as well as the remaining note receivable principal balance, have been fully reserved.


A summary of the payments received on the promissory note is as follows:

               Original note receivable           $   718,850
               Proceeds of liquidation of
               securities
                pledged as security                  (390,000)
               Forbearance fee                         11,500
               Debentures reinstated                   33,000
                                                    -----------
               Balance (see note 9)               $   373,350
                                                    -----------

At December 31, 2000, the Company has provided for a complete valuation allowance on the $373,350 note.

A summary of the accounting for the disposition of the Canadian subsidiary is as follows:

               Net liabilities disposed of        $   (13,508)
               Assignment of senior subordinated
                convertible debentures
               (principal plus
                interest)                            (366,799)
               Note receivable                       (718,850)
                                                    -----------
               Excess of consideration received     (1,099,157)
               over
                net liabilities disposed of
               Related closing costs                   23,798
                                                    -----------
               Balance - adjustment to paid-in
               capital                            $ (1,075,359)
                                                    -----------

This transaction has been considered by management to be similar to a recapitalization, and accordingly, the excess of consideration received over net liabilities disposed of, net of the related closing costs, has been reflected as an adjustment to paid-in capital.

The operations of the Company's Canadian subsidiary, as discussed above, which have been aggregated and reflected as a one line item in the accompanying statement of operations, are summarized as follows:

                                                    2000        1999
                                                 -----------  -----------

            Revenues                           $     39,413 $     59,759
                                                 -----------  -----------

            Expenses
               Selling, general and
            administrative                          498,817      938,811
               Occupancy                             38,049       49,735
               Depreciation                           7,541        9,961
                                                 -----------  -----------
                                                    544,407      998,507
                                                 -----------  -----------

            Net (loss)                         $   (504,994)$   (938,748)
                                                 -----------  -----------

Note 4 - Transactions with affiliates

Amounts due to/from affiliates consists of amounts due to/from companies under common control and are non-interest bearing with no specific terms for repayment.

As part of the reverse acquisition (note 1), the Company entered into a management services agreement with SCL, a controlling stockholder, with the Company paying SCL $15,000 per month for certain management services.


Note 5 - Convertible debenture

The convertible debenture was issued as part of the reverse acquisition (note 1) and consists of an unsecured debenture to a stockholder, who is also an affiliated entity, in the amount of $2,000,000, bearing interest at 8% per annum. Principal payments are payable in payments of $200,000 plus interest in quarterly installments commencing October 15, 2000 until the maturity date of April 15, 2003. This debenture is convertible at the option of the holder at $1 per share for all or any part of the outstanding part of the principal plus accrued and unpaid interest. Management has determined that the value attached to the conversion feature was insignificant and, therefore an adjustment to the carrying value of the note has not been recorded in the accounts. The Company has not made any principal or interest payments on this note. As of December 31, 2000, interest of $194,195 had been accrued on this convertible debenture. Interest expense of this note amounted to $160,441 and $33,754 in 2000 and 1999, respectively. The note is technically in default and therefore has been classified as a current liability.

Note 6 - Senior subordinated convertible debentures

The senior subordinated convertible debentures totaling $1,762,050 at December 31, 2000, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant (see note 7) to purchase an additional share of common stock at an exercise price of $0.50 per share. Management has determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. Interest expense on these notes during 2000 amounted to $123,428. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.

The following is a summary of the debentures activity in 2000:

            Balance, December 31, 1999         $    110,500
            New issuances                         1,977,550
            Conversion into common shares           (12,500)
            Assignment in connection with
            sale of
             Canadian subsidiary                   (346,500)
            Reinstated from assignment               33,000
                                                 -----------
            Balance, December 31, 2000         $  1,762,050
                                                 -----------


Note 7 - Capital structure

Capital stock

On February 29, 2000, the shareholders approved the Company's reincorporation as a Delaware company by merging it with eieiHome.com, Inc., a company incorporated in the State of Delaware on February 25, 2000. The reincorporation merger also changed the company's name from Hycomp, Inc. to eieiHome.com, Inc. (see note 1), changed the par value of the common stock and increased the number of shares which the Company is authorized to issue from 20,000,000 shares of common stock, par value $0.01 to 75,000,000 shares of common stock, par value $0.001, adopted the 2000 stock option plan, and re-elected the Company's directors.

Liquidation preference

In the event of liquidation, dissolution or winding up of the Company, after payment of all outstanding debts, the remaining assets of the Company available for distribution will be distributed to the holders of common stock. Voting rights

The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

Warrants

Included as consideration for the 1999 reverse acquisition (note 1), 5,000,000 five year warrants to purchase an aggregate of 5,000,000 common shares, at exercise prices of between $1 per share and $3 per share, were issued to a stockholder as follows.

                                                       Number
                       Date           Expiration          of       Exercise
                   exercisable           date           Shares       Price
                  ----------------   ---------------   ----------  -----------

                  October 14, 1999   October 14, 2004  1,000,000    $ 1.00
                  October 14, 2000   October 14, 2005  1,000,000      1.50
                  October 14, 2001   October 14, 2006  1,000,000      2.00
                  October 14, 2002   October 14, 2007  1,000,000      2.50
                  October 14, 2003   October 14, 2008  1,000,000      3.00

Management has determined that the value attached to the warrants is insignificant and therefore no amount has been recorded in the accounts. All warrants remain outstanding as of December 31, 2000.

In connection with the conversion of $12,500 of debentures (see note 6) along with $627 of accrued interest into common stock, the Company issued warrants to purchase 52,508 shares of common stock at $0.25 per share.

Stock options

The Company had established a Compensatory Stock Option Plan (CSO) for employees, directors and consultants or other advisors. The expiration date for exercising options issued under this plan was April 15, 2000.

In connection with the Company's reorganization discussed above, the 2000 stock option plan (2000 Plan) was established. The Company reserved a maximum of 3,000,000 options to be issued under the 2000 Plan.

Options granted under both plans are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees". All options have been granted at a price equal to the fair value of the Co mpany's common stock at the date of the grant.

The following is a summary of stock option activity for 2000 and 1999:

                                     2000 Plan                     CSO
                               ------------------------   ----------------------
                                             Weighted                 Weighted
                                             Average                   Average
                                            Exercise                  Exercise
                                 Shares      Price          Shares     Price
                               -----------  -----------   ----------  ---------

Balance, December 31, 1998
 and 1999                             -   $         -       750,000 $     0.013
Granted                        2,050,000          0.25            -          -
Exercised                             -             -      (650,000)     (0.013)
Expired                         300,000             -      (100,000)     (0.013)
                               -----------                ----------
Balance, December 31, 2000     1,750,000  $       0.25            - $        -
                               -----------                ----------
At December 31, 2000, all of the 1,750,000 options outstanding are exercisable. The 1,750,000 options granted in 2000 are vested at December 31, 2000 and expire in three years.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than the market value at date of grant. Had compensation expense been determined as provided in Statement of Financial Accounting Standards No. 123 for stock options using the Black Scholes option pricing model, the pro forma effect would have been:

                                                         Year Ended
                                                 --------------------------
                                                   December    December 31,
                                                   31, 2000       1999
                                                 ------------  ------------

            Net loss - as reported             $ (2,429,188) $ (1,141,183)
            Net loss - pro forma                 (2,499,188)   (1,141,183)
            Net loss per share - as reported          (0.14)        (0.01)
            Net loss per share - pro forma            (0.14)        (0.01)

The fair value of options granted in 2000 aggregated $70,000 which has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 6%; and expected life of 3 years.

Note 8 - Income taxes

Deferred tax assets result from net operating loss carryforwards which approximate $1,700,000 as of December 31, 2000. These operating loss carryforwards expire in 2019 and 2020.

The deferred tax assets and valuation allowances are as follows:

                                                      Year Ended
                                                      December 31
                                                -------------------------
                                                   2000         1999
                                                -----------  ------------
       Deferred tax assets resulting from     $   579,000  $    69,000
        operating loss carryforwards
       Valuation allowance                       (579,000)     (69,000)
                                                -----------  ------------
                                              $         -  $         -
                                                -----------  ------------

The Company has recorded a 100% valuation allowance against the deferred tax assets due to uncertainties surrounding their realization.

Note 9 - Bad debt expense

For the year ended December 31, 2000, bad debt expense includes a reserve for
(1) the $373,350 note receivable obtained in connection with the sale of the Canadian subsidiary (note 3) and (2) certain cash advances made for a potential investment (TWSX) which management subsequently deemed to have no future value (see note 1).






Note 10 - Commitments and contingencies

Commitments

The Company is committed under an operating lease for rental of premises to July 30, 2002. Monthly lease payments approximate $6,800. The landlord has agreed to assign the Company's obligations under the lease to an entity associated with SCL. Lease payments during the year were offset by amounts recovered from SCL.

Legal contingency

The Company has been advised by MicroTel International, Inc. ("MicroTel"), their former parent company, that a claim is being made against MicroTel for warranty reimbursement for defective products produced by the Company in the amount of $185,661. MicroTel has agreed to accept responsibility for this claim and to indemnify the Company should it be found to be liable in any respect. The Company is advised that the third party and MicroTel are attempting to negotiate a settlement. Management believes that the outcome of such actions or proceedings is not expected to have any material adverse effect on the financial position or results of operations of the Company, and accordingly, no provision has been made in these financial statements.

In October 2000, the Company determined that certain conditions required to close the purchase of TWSX (see note 1) had not been met, the failure of which raised questions among the Company's Board of Directors as to the viability of the original business plan. In lengthy discussions with the principals involved, the Company was unable to resolve these issues. Accordingly, the Board concluded that the transaction was not in the best interests of the Company and declined to move forward with the original agreement. Although TWSX has registered a complaint and threatened to take legal action against the Company with respect to this matter, the Company believes TWSX's position is entirely without merit.