Form 10QSB
period 2001-03-31
WIRELESS VENTURES INC
filed 2001-05-21
CIK 49397

As filed with the Securities and Exchange Commission on May 21, 2001

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

                  For the Quarterly Period Ended March 31, 2001

                        Commission file number 001-15627

                             Wireless Ventures, Inc.
        (Exact name of small business issuer as specified in its charter)

                               Delaware 042451506
                 (State of Incorporation) (IRS. Employer ID No.)

                           888 7th Avenue, suite 1503
                            New York, New York 10106
                    (Address of Principal Executive Offices)

                                 (212) 956-5422
                  (`Issuer's Telephone No. including area code)


                   (Former Name if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES X                                          NO __
                        -

The number of shares outstanding of each of the Registrant's class of common equity, as of March 31, 2001 are as follows:

             Class of Securities                            Shares Outstanding
             -------------------                            ------------------
        Common Stock, $.001 par value                           16,694,251

================================================================================

                             Wireless Ventures, Inc.


                                      INDEX

   PART I    Financial Information

   Item 1.   Financial Statements (unaudited)
                  Balance Sheet.............................................. 3
                  Statements of Operations and Comprehensive (Loss).......... 4
                  Statements of Cash Flows................................... 5
                  Notes to Financial Statements.............................. 6

   Item 2.   Management's Discussion and Analysis or Plan of Operation....... 8


   PART II.  Other Information

   Item 1.   Legal Proceedings...............................................11

   Item 2.   Change in Securities and Use of Proceeds........................11

   Item 3.   Defaults Upon Senior Securities.................................11

   Item 4.   Submission of Matters to a Vote of Security Holders.............11

   Item 5.   Other Information...............................................11

   Item 6.   Exhibits and Reports on Form 8-K................................12
                       A)  Exhibit Schedule
                       B)  Reports Filed on Form 8-K

   Signatures................................................................14

                          PART I. Financial Information

Item 1.  Financial Statements


                             Wireless Ventures, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2001
                                   (UNAUDITED)


ASSETS

Current Assets:
    Cash                                                             $      49
    Marketable securities                                               17,400
    Prepaid expenses                                                     5,880
    Due from affiliates                                                 71,264
-------------------------------------------------------------------------------
TOTAL ASSETS                                                         $  94,593
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                                $ 475,018
   Accrued expenses - interest                                         149,042
   Accrued expenses - interest (affiliate)                             254,362
   Accrued expenses - professional fees                                 64,217
     Accrued expenses - directors' fees                                 62,000
     Convertible debenture                                           2,000,000
   Senior subordinated convertible debentures                        1,752,050
-------------------------------------------------------------------------------
Total current liabilities                                            4,756,689

Stockholders' (deficit)
   Common   stock,   $.001  par  value,   75,000,000   shares
   authorized,  16,694,251 shares,  issued and outstanding at           16,694
   March 31, 2001.
   Preferred   stock,   $100  par  value,   8%,   non-voting,
   convertible,   redeemable,  2,000  shares  authorized,  No                -
   shares issued and outstanding
   Additional paid-in capital                                        1,272,973
   Accumulated deficit (including $163,624 accumulated              (5,936,163)
   during development stage - quarter ended March 31, 2001
   Accumulated other comprehensive income (loss)                       (15,600)
-------------------------------------------------------------------------------
Total stockholders' (deficit)                                       (4,662,096)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                        $  94,593
-------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                             Wireless Ventures, Inc.
                          (A Development Stage Company)
                Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                           2001         2000
                                                           ----         ----
 Expenses:
    General and administrative expenses                  $ 89,109   $        -
    Occupancy                                                 400            -
    Interest                                               74,115       62,418
 -------------------------------------------------------------------------------
 Total expenses                                           163,624       62,418

 Loss from Canadian subsidiary operations                       -   $ (280,137)
 (note 2)
 -------------------------------------------------------------------------------
 Net (loss)                                            $(163,624)    (342,555)
 ===============================================================================
 Basic and diluted net loss per share of                  $(0.01)   $   (0.02)
 common stock
 -------------------------------------------------------------------------------
 Weighted average number of common shares              16,672,765   18,198,770
 outstanding
 -------------------------------------------------------------------------------

                                                    Comprehensive  Comprehensive
                                                         Loss           Loss
                                                         ----           ----

 Net (loss)                                            $(163,624)   $ (342,555)
 Other comprehensive (loss):
 Unrealized holding gain(loss) on marketable             (15,600)      319,000
 securities
 -----------------------------------------------------------------------------
 Comprehensive (loss)                                  $(179,224)   $  (23,555)
 -------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                             Wireless Ventures, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,

                                                             2001       2000
  ------------------------------------------------------------------------------
  Net cash used in operations
     Net loss                                             $(163,624) $ (342,555)
     Adjustments to reconcile net loss
       to net cash (used in) operating
       activities:
          Depreciation and amortization                            -      1,099
       Changes in:
                   Accounts receivable                             -      2,516
          Prepaid expenses                                       305     (3,527)
          Accounts payable                                    23,240   (169,220)
          Accrued expenses                                   114,778     21,063
          Deferred revenue                                         -      4,233
  ------------------------------------------------------------------------------
  Net cash (used in) operating activities                    (25,301)  (486,391)
  ------------------------------------------------------------------------------
  Cash flows from investing activities:
       Purchase of marketable securities                           -   (480,000)
       Purchase of fixed assets                                    -    (21,862)
  ------------------------------------------------------------------------------
  Net cash (used in) investing activities                          -   (501,862)
  ------------------------------------------------------------------------------
  Cash flows from financing activities:
       (Repayment of) notes payable -                              -   (300,000)
       shareholder
       Proceeds on issuance of senior
       subordinated convertible debentures                         -  1,625,000
             Due to(from) affiliates, net                     25,253   (260,095)
  ------------------------------------------------------------------------------
  Net cash provided by financing activities:                  25,253  1,064,905
  ------------------------------------------------------------------------------
  Increase (decrease) in cash                                    (48)    76,652
  ------------------------------------------------------------------------------
  Cash,  beginning of period                                      97      2,188
  ------------------------------------------------------------------------------
  Cash,  end of period                                            49     78,840
  ------------------------------------------------------------------------------

Non cash financing activities:

        During the quarter ended March 31, 2001 $10,000 of senior subordinated convertible debentures plus accrued interest of $743 were converted into 42,973 shares of common stock.


                 See accompanying notes to financial statements.

                             Wireless Ventures, Inc.

                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 1 - Basis of Presentation

        The accompanying unaudited financial statements of Wireless Ventures Inc., formerly eieiHome.com Inc. (the "Company" or "Wireless Ventures"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Wireless Ventures Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Note 2 - Summary of signficant accounting policies

        Nature of business

        The Company's principal business was formerly operated through eieiHome.com Inc., an Ontario corporation and wholly owned subsidiary of the Company (the "Canadian Former Subsidiary"), which operated an Internet service, information and e-commerce web site. All of the outstanding common stock of the Canadian Former Subsidiary was sold during 2000. Therefore, no revenues have been earned by the Company in 2001 and accordingly, the Company is considered to be in the development stage effective January 1, 2001.

        Recent developments

        On May 11, 2001 the Company announced that it had signed a Letter of Intent to acquire 4Cash, a division of IRMG Inc (an affiliated entity). Upon closing, the Company agrees to issue 10 million shares of its common stock to IRMG Inc. ("IRMG") and to issue warrants to purchase 1.1 million common shares at $0.10 per share to the President of IRMG. In addition, (1) the Company will issue three-year warrants to purchase 5 million common shares at $0.10 per share which vest subject to the achievement of cumulative net profits and (2) subject to achieving cumulative pre-tax net profits of $1 million within 2 years from closing the Company will issue an additional 10 million common shares to IRMG. Upon closing, the Company will also enter into a 3-year management services agreement with IRMG under which IRMG will provide certain management services to the Company. 4Cash is involved in the marketing and management of automated teller machines (ATMs) and related services in Canada and the United States. 4Cash has begun to assemble the necessary partnerships with equipment suppliers, cash suppliers and processors and lease financing providers during the first quarter of 2001. 4Cash has also begun to assemble a sales and marketing team to launch the development of the business and has begun discussions with various Independent Systems Operators (ISOs) on potential acquisitions. Closing is subject to certain conditions precedent including but not limited to satisfactory due diligence.

        IRMG is a private management consulting company located in Markham, Ontario, Canada, in which an current director of the Company, a former director and a former officer of the Company are currently shareholders.

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

        Marketable securities

        During the quarter ended March 31, 2000, the Company purchased 160,000 shares of common stock of a publicly traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of stockholders' (deficit). At December 31, 2000, the Company reclassified the unrealized loss of $447,000 from stockholders' (deficit) into operations due to the management's perception that the decline in market value was other than temporary. Thus, the market value of the investment at December 31, 2000 was $33,000.

        During the quarter ended March 31, 2001, there was a further decline in the share price from $0.275 on December 31, 2000 to $0.145 on March 31, 2001. The Company had applied a 25% discount on the shares due to the expected time to have the shares registered before the trading restrictions are removed. Accordingly, the Company incurred an unrealized holding loss of $15,600 during the first quarter of 2001.

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

        During the quarter ended March 31, 2001, $10,000 of senior subordinated convertible debentures plus accrued interest of $743 was converted to 42,973 common shares.

Note 4 - Canadian Former Subsidiary

        As discussed in note 2, the Company disposed of its Canadian operating subsidiary during 2000. The operations of the Company's Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying March 31, 2000 statement of operations, are summarized as follows:


      Revenues                                                     $  23,786
                                                                   ---------
      Expenses
        General and administrative                                   288,097
        Occupancy                                                     14,727
        Depreciation                                                   1,099
                                                                   ---------
                                                                     303,923

      Net (loss)                                                   $(280,137)
                                                                    --------

Item 2. Management's Discussion and Analysis or Plan of Operation.

        Overview

        Management's efforts during the three month period ended March 31, 2001 (and thereafter) were focused on selecting a new business opportunity for the Company. On May 11, 2001, the Company announced it had signed a Letter of Intent to acquire 4Cash a division of IRMG Inc., see "Recent Developments", in Item 1 above.

        Results of operations

        For the three month period ended March 31, 2001

        Operating loss from continuing operations

        The net loss for the three month period ended March 31, 2001 was $163,624 ($0.01 per share) compared to a net loss of $342,555 ($0.02 per share) in the prior year.

        There were no revenues for the Company during the three month period ended March 31, 2001. Under the terms of a note receivable arising from the sale of the Canadian Former Subsidiary, the Company is entitled to interest on the outstanding principal balance of the note at 24% per annum and a 1.5% forbearance fee. However, due to the uncertainty around collection of the amount due, the Company has not recorded any interest or forbearance fee income in the quarter ended March 31, 2001.

        Expenses totaled $163,624 during the three month period ended March 31, 2001 which was comprised of $89,109 in general and administrative expenses, $400 in occupancy costs and $74,115 in interest expense.

        The prior year's revenue and expenses were related to the Canadian Former Subsidiary, which was sold during 2000. Therefore the operations of the Canadian Former Subsidiary have been aggregated as one line item labeled "Loss from Canadian subsidiary operations".

        General and administrative expenses, during the three month period ended March 31, 2001 included; 1) $18,150 of legal fees 2) $45,000 of management fees
3) $10,000 Directors' fees expense 4) $6,000 in travel costs relating to potential business opportunities and 4) $9,959 of other miscellaneous expenses.

        Interest expenses during the three month period ended March 31, 2001 was $74,115 and was incurred with respect to the 8% Senior Subordinated Convertible Debentures and 8% Convertible Debenture outstanding. Interest expense on the debentures was $62,418 for the three month period ended March 31, 2000.

        Loss from Canadian Former Subsidiary Operations

        The Canadian Former Subsidiary was sold during 2000; therefore, the operating losses of this former subsidiary are included only for the prior period, (that is, the three month period ended March 31, 2000).

        The operations of the Company's Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying March 31, 2000 statement of operations, are summarized as follows:


      Revenues                                   $  23,786
                                                 ---------

      Expenses
        General and administrative                 288,097
        Occupancy                                   14,727
        Depreciation                                 1,099
                                                  --------
                                                   303,923

      Net (loss)                                $ (280,137)
                                                ----------


        Financial Condition

        Total assets of the Company declined from $135,799 at December 31, 2000 to $94,593 as at March 31, 2001. The decline is primarily the result of the value of the Company's marketable securities (see note 2) from $33,000 as at December 31, 2000 to $17,400 at March 31, 2001 and the decline in due from affiliates from $96,517 to $71,264 during the three month period ended March 31, 2001. The Company holds 160,000 common shares of Vianet Technologies Inc., a publicly traded entity whose share price as quoted on the NASD's over the counter bulletin board fell from $0.275 per share on December 31, 2000 to $0.145 per share on March 31, 2001. The decline in due from affiliates is the result of a related party making certain payments on behalf of the Company.

        Total liabilities increased from $4,629,414 as at December 31, 2000 to $4,756,689 at March 31, 2001. The increase is primarily attributable to increases in accounts payable and accrued expenses. Accounts payable increased from $451,778 on December 31, 2000 to $475,018 on March 31, 2001, which is due primarily to various costs being incurred but not yet paid. Accrued expenses increased from $415,586 to $529,621 during the three month period ended March 31, 2001. Accrued expenses include accrued interest on the Company's senior subordinated convertible debt and senior convertible debt, which increased from $330,031 to $403,404 (accrued interest to affiliates increased from $214,910 to $254,362). Also recorded within accrued expenses are accrued professional fees, which increased from $33,555 to $74,217 during the period, and accrued directors fees which increased from $52,000 on December 31, 2000 to $62,000 on March 31, 2001.

        Common stock and additional paid in capital increased from $1,278,924 on December 31, 2000 to $1,289,667 on March 31, 2001 due to the conversion of senior subordinated debentures having a face value of $10,000 plus accrued interest of $743 being converted into 42,793 common shares.

        The accumulated deficit increased by the loss for the three month period ended March 31, 2001 of $163,624. The Company also recorded an unrealized holding loss on marketable securities of $15,600 as a result of a market value decline, which created an accumulated other comprehensive loss at March 31, 2001.

        Liquidity and Capital Resources

        As of March 31, 2001, the Company had cash of $49, an investment in marketable securities of $17,400, an amount due from a related party of $71,264 and prepaid expenses of $5,880. For the three month period ended March 31, 2001, cash used by operating activities amounted to $25,301 as a result of operating losses for the period partially offset by an increase in accounts payable and accrued liabilities. Cash provided by financing activities during the three month period ended March 31, 2001 amounted to $25,253 resulting from the repayment of amounts due from related parties.

        Management plans to begin executing an expanded business plan during the year ended December 31, 2001. In order to do so, the Company will have to raise substantial financing to satisfy existing liabilities and provide the necessary funding for new business ventures.

        The Company has announced that it has signed a Letter of Intent to acquire 4Cash a division of IRMG, which is involved in the marketing and management of automated teller machines (ATMs) and related services in Canada and the United States. The Company will, subject to certain conditions precedent and due diligence, begin to expand and grow the ATM business started by 4Cash and will require incremental financing. The 4Cash business may also involve acquisitions of existing ATM operators. The initial financing required for 4Cash and also to settle various overdue liabilities of the Company is expected to be partially generated from funds raised from the anticipated repricing of warrants that will be issued upon the voluntary conversion of the Company's senior subordinated convertible debentures to a lower exercise price and the re-pricing of existing warrants to a lower exercise price. Additional financing will be required by the Company for the new business. Management anticipates the Company will issue additional equity that will be dilutive, in order to finance growth.

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

        The Company notes, however, that the President of The Wireless Stock Xchange, Inc. has requested that the Company return the sum of $200,000, which he paid to purchase 200,000 shares of the Company's common stock in a private transaction (facilitated by the Company) in October 2000. The Company received $200,000 from the seller of the shares, which shares had been pledged to the Company as security for other obligations. The President of The Wireless Stock Xchange, Inc. has registered complaints about the Company's conduct with certain regulatory authorities, including the Securities and Exchange Commission ("SEC"). The SEC has requested certain information from the Company, which the Company has provided. The Company is not aware of any action having been taken to date.

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

        The Company is technically in default of the convertible debenture and the senior subordinated convertible debentures. As a result, they have been classified as current liabilities.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

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

Exhibit 22.1 Proxy Statement, dated February 7, 2000, in respect of the Special Meeting of Stockholders. (1)

Exhibit 99.1* Press release dated May 11,2001 announcing Wireless Ventures to Enter ATM Business

----------------------

               * Filed herewith

(b)     Reports Filed on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:  MAY 21, 2001               BY: /s/ Paul K. Hickey
                                     ------------------------------------
                                     Paul K. Hickey
                                     Chairman/CEO/CFO/Director
                                     (principal executive & financial officer)


DATE:  MAY 21, 2001               BY: /s/ Angelo G. MacDonald
                                     ------------------------------------
                                     Angelo G. MacDonald
                                     Director & Secretary