Form 10-Q
period 2001-06-30
WIRELESS VENTURES INC
filed 2001-08-14
CIK 49397

As filed with the Securities and Exchange Commission on August 14, 2001

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                  For the Quarterly Period Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the transition period from ______________ to ________________

                        Commission file number 001-15627

                             Wireless Ventures, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                            042451506
   (State or Other Jurisdiction                              (I.R.S. Employer
        of Incorporation)                                   Identification No.)

                           67 Wall Street, suite 2211
                          New York, New York 10005-3198
                    (Address of Principal Executive Offices)

                                 (212) 514-9873
                (Issuer's Telephone Number, Including Area Code)


                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES X                                  NO __
                     -

The number of shares of common stock outstanding as of June 30, 2001:
31,840,826

==============================================================================

                             Wireless Ventures, Inc.

                                      INDEX


   PART I     Financial Information

   Item 1.    Financial Statements (unaudited)
                   Balance Sheet..........................................  3
                   Statements of Operations and Comprehensive (Loss)......  4
                   Statements of Cash Flows...............................  5
                   Notes to Financial Statements..........................  6

   Item 2.    Management's Discussion and Analysis or Plan of Operation...  9


   PART II.   Other Information

   Item 1.    Legal Proceedings........................................... 14

   Item 2.    Change in Securities and Use of Proceeds.................... 14

   Item 3.    Defaults Upon Senior Securities............................. 14

   Item 4.    Submission of Matters to a Vote of Security Holders......... 14

   Item 5.    Other Information........................................... 14

   Item 6.    Exhibits and Reports on Form 8-K............................ 15
                        A)  Exhibit Schedule
                        B)  Reports Filed on Form 8-K

   Signatures............................................................. 17

                          PART I. Financial Information

Item 1.  Financial Statements


                             Wireless Ventures, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2001
                                   (UNAUDITED)


ASSETS

Current Assets:
    Cash                                                            $    9,236
    Marketable securities                                               10,800
    Prepaid expenses                                                     6,185
-------------------------------------------------------------------------------
TOTAL ASSETS                                                        $   26,221
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable (including $111,816 due to                       $  588,430
  related parties)
  Accrued expenses - interest                                          140,857
  Accrued expenses - professional fees                                  19,000
  Accrued expenses - directors' fees                                    83,300
  Senior subordinated convertible debentures                         1,317,500
-------------------------------------------------------------------------------
Total current liabilities                                            2,149,087

Stockholders' (deficit)
  Common   stock,   $.001  par  value,   75,000,000
  shares authorized,  31,840,826 shares, issued and
  outstanding at June 30, 2001.                                         31,841
  Preferred stock, $100 par value, 8%,  non-voting,
  convertible,     redeemable,     2,000     shares
  authorized, No shares issued and outstanding                               -
  Additional paid-in capital                                         4,415,067
  Accumulated deficit (including $775,035
  accumulated during development stage - six month
  period ended June 30, 2001)                                       (6,547,574)
  Accumulated other comprehensive income (loss)                        (22,200)
-------------------------------------------------------------------------------
Total stockholders' (deficit)                                       (2,122,866)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                        $  26,221
-------------------------------------------------------------------------------

                 See accompanying notes to financial statements.


                             Wireless Ventures, Inc.
                          (A Development Stage Company)
                Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                          2001         2000        2001        2000
                                          ----         ----        ----        ----

 Expenses:
    General and administrative
    expenses                            $ 105,443     $      -   $ 194,552    $     -
    Occupancy                                   -            -         400          -
    Interest, net                         (10,284)      85,612      63,831    148,030
    Non-cash financing expense            516,252            -     516,252          -
 -------------------------------------------------------------------------------------
 Total expenses                           611,411       85,612     775,035    148,030

 Loss from Canadian subsidiary                  -     (504,062)          -   (784,199)
 operations (note 2)
 -------------------------------------------------------------------------------------
 Net (loss)                             $(611,411)   $(589,674)  $(775,035) $(932,229)
 =====================================================================================

 Basic and diluted net loss per           $(0.03)    $   (0.03)     $(0.04)    $(0.05)
 share of common stock
 -------------------------------------------------------------------------------------

 Weighted average number of common      19,768,326   18,448,770 18,220,545 18,323,770
 shares outstanding
 -------------------------------------------------------------------------------------

                                                    Comprehensive
                                                       (Loss)

 Net (loss)                              $(611,411)   $(589,674) $(775,035)   $(932,229)
 Other comprehensive (loss):
 Unrealized holding (loss) on               (6,600)    (398,480)   (22,200)     (79,480)
 marketable securities
 ----------------------------------------------------------------------------------------
 Comprehensive (loss)                    $(618,011)   $(988,154) $(797,235) $(1,011,709)
 ----------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.


                             Wireless Ventures, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  2001          2000
  -------------------------------------------------------------------------------------
  Net cash used in operations
     Net loss                                                 $(775,035)     $(932,229)
     Adjustments to reconcile net loss
      to net cash (used in) operating
      activities:
        Depreciation and amortization                                 -         11,184
        Exercise of warrants in                                 516,252              -
  conjunction with debt conversion
       Changes in:
        Accounts payable and accrued expenses                   210,561        194,015
        Due to related parties                                        -       (194,304)
  -------------------------------------------------------------------------------------
  Net cash (used in) operating activities                       (48,222)      (921,334)
  -------------------------------------------------------------------------------------
  Cash flows from investing activities:
      Purchase of marketable securities                               -       (480,000)
      Purchase of fixed assets                                        -        (46,304)
  -------------------------------------------------------------------------------------
  Net cash (used in) investing activities                             -       (526,304)
  -------------------------------------------------------------------------------------
  Cash flows from financing activities:
      Proceeds on exercise of warrants                           57,361              -
      (Repayment) of notes payable - shareholder                      -       (500,000)
      Proceeds on issuance of senior
      subordinated convertible debentures                             -      1,945,450
  -------------------------------------------------------------------------------------
  Net cash provided by financing                                 57,361      1,445,450
  activities:
  -------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------
  Increase (decrease) in cash                                     9,139         (2,188)
  -------------------------------------------------------------------------------------
  Cash,  beginning of period                                         97          2,188
  -------------------------------------------------------------------------------------
  Cash,  end of period                                           $9,236     $        -
  -------------------------------------------------------------------------------------


Non cash financing activities:

      During the six month period ended June 30, 2001, $444,550 of senior subordinated convertible debentures plus accrued interest of $38,095 were converted into 1,930,596 shares of common stock. In addition, Simmonds Capital Limited converted its $2 million convertible debenture plus accrued interest of $194,195 partially offset by an amount payable to the Company of $82,469 into 2,111,726 shares of common stock.

      The Company issued 10,000,000 shares of its common stock as partial consideration for the purchase of certain intangible assets valued at $-0-.

      During the six month period ended June 30, 2000, the Company sold its Canadian subsidiary which had a net asset deficit of $13,508 for: (1) $366,799 in a reduction in senior sub-ordinated convertible debentures: (2) $718,850 of notes receivable: and (3) the return of 2,250,000 shares of the Company's common stock. The difference between the net assets sold and the consideration received amounted to $1,099,157 and has been included as an adjustment to additional paid-in capital in 2000.


                 See accompanying notes to financial statements.

                             Wireless Ventures, Inc.

                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited financial statements of Wireless Ventures Inc. (the "Company" or "Wireless Ventures"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Wireless Ventures Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Note 2 - Summary of Significant Accounting Policies

      Nature of business

      Effective June 15, 2001, the Company acquired certain intangible assets of 4Cash ATM Services ("4Cash") from IRMG Inc. ("IRMG"), an affiliated entity, through an asset purchase agreement. 4Cash is involved in the marketing and management of automated teller machines ("ATMs") and related services in Canada and the United States. 4Cash has begun to assemble the necessary partnerships with equipment suppliers, cash suppliers and processors and lease financing providers. 4Cash has also begun to assemble a sales and marketing team to launch the development of the business and has begun discussions with various Independent Systems Operators ("ISOs") on potential acquisitions. 4Cash will be operating under the trade name "4CASH ATM Services". At the time of acquisition, 4Cash did not have any significant operations.

      Until June 2000, the Company's principal business was formerly operated through eieiHome.com Inc., an Ontario corporation and wholly owned subsidiary of the Company (the "Canadian Former Subsidiary"), which operated an Internet service, information and e-commerce web site. The Company sold 100% of the Canadian Former Subsidiary in June 2000.

      No revenues have been earned to date in 2001 and as a result the Company is considered to be in the development stage. However, the recent acquisition of 4Cash is expected to generate revenue for the Company beginning in the third quarter at which point the Company will emerge from the development stage.

      Recent developments

      As discussed above, the Company acquired certain intangible assets of 4Cash from IRMG effective June 15, 2001. Pursuant to the Asset Purchase Agreement, the Company issued

10 million shares of its common stock to IRMG and issued warrants to purchase
1.1 million common shares at $0.10 per share to the President of IRMG. In addition, (1) the Company issued three-year warrants to IRMG to purchase 5 million common shares at $0.10 per share, which warrants vest subject to the achievement of cumulative net profits from the date of Closing and (2) subject to achieving cumulative pre-tax net profits of $1 million within 2 years from closing the Company will issue an additional 10 million common shares to IRMG. In addition, the Company also entered into a 3-year management services agreement with IRMG under which IRMG provides certain management services to the Company.

      The historical cost basis of the intangible assets acquired amounted to $-0- and, accordingly, no value has been assigned to the assets acquired or the consideration paid.

      IRMG is a private management consulting company located in Markham, Ontario, Canada, in which two current directors of the Company are currently shareholders.

      On June 25, 2001, the Company announced that it was a party to an exclusive three year services agreement with Trackpower Inc. (an affiliated entity) (which had been signed by 4Cash prior to the June 15, 2001 acquisition) under which 4Cash would supply, install and commission ATM's to Racetracks and Gaming related facilities. Under the agreement 4Cash was granted the exclusive right to act as Trackpower's ATM partner and 4Cash granted Trackpower the exclusive right to act as their sales and marketing representative to any Racetrack or Gaming related facility.

      On August 2, 2001, the company arranged for the installation of the first ATM under the 4Cash-Trackpower services agreement. The installation is at Elmira Raceway in Ontario, Canada and is for a term of three years. The Elmira track is open year round for simulcasting and is expected to move to a new facility with slot machines.

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

      Marketable securities

      During the quarter ended March 31, 2000, the Company purchased 160,000 shares of common stock of a publicly traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of stockholders' (deficit). At December 31, 2000, the Company reclassified the then unrealized loss of $447,000 from stockholders' (deficit) into operations due to the management's perception that the decline in market value was other than temporary. Thus, the market value of the investment at December 31, 2000 was $33,000.

      During the quarter ended June 30, 2001, there was a further decline in the share price from $0.145 on March 31, 2001 to $0.09 on June 30, 2001. The Company had applied a 25% discount on the shares due to the expected time to have the shares registered before the trading restrictions are removed. Accordingly, the Company incurred a further unrealized holding loss of $6,600 during the second quarter of 2001 ($22,200 for the six months ended June 30, 2001).

      Net loss per share

      Net loss per share has been computed using the net loss for the period divided by the weighted average shares outstanding. Diluted loss per share is not presented separately as the effects of convertible debentures, warrants and options are anti-dilutive.

Note 3 - Senior Subordinated Convertible Debentures

      The senior subordinated convertible debentures earn interest at 8% per annum. Each $0.25 of principal amount is convertible into one common share and one three year warrant to purchase an additional share of the Company at $0.50 per share. Under the terms of the debentures the Company has the right to convert the debentures to common stock, subject to certain prevailing conditions. The notes are technically in default and therefore have been classified as current liabilities.

      During the quarter ended June 30, 2001, $434,550 of senior subordinated convertible debentures plus accrued interest of $37,352 were converted to 1,887,623 common shares. During the quarter ended March 31, 2001, $10,000 of senior subordinated convertible debentures plus accrued interest of $743 was converted to 42,973 common shares.

      During the quarter ended June 30, 2001, as an inducement to conversion, the Board of Directors approved a resolution that, upon the conversion to shares of the Company's common stock, the attached warrant exercise price would be reduced from $0.50 to $0.05 per share for warrants exercised through July 31, 2001. As of June 30, 2001, a total of 1,147,226 warrants were exercised at the reduced price of $0.05 per share. In connection with the warrant exercise, the Company recorded a non-cash financing expense in the amount of $516,252.

Note 4 - Canadian Former Subsidiary

      As discussed in Note 2, the Company disposed of the Canadian Former Subsidiary during 2000. The operations of the Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying statement of operations, are summarized as follows:


                                           Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                            2001         2000          2001       2000
                                            -------------------       ------------------

 Revenues                                  $    -    $   15,627     $    -     $  39,413

 Expenses:
    General and administrative expenses         -       486,297          -       774,392
    Occupancy                                   -        26,950          -        41,677
    Depreciation                                -         6,442          -         7,541
 -----------------------------------------------------------------------------------------
 Total expenses                                 -       519,689          -       823,610

 Loss from Canadian subsidiary             $    -    $ (504,062)    $    -     $(784,199)
 operations

Note 5 - Convertible Debenture

      During the quarter ended June 30, 2001, the $2,000,000 convertible debenture issued to Simmonds Capital Limited (a related entity) plus related accrued interest of $214,910 offset by $103,184 owed by Simmonds Capital Limited to the Company was converted into 2,111,726 common shares. In connection with the 4Cash acquisition the conversion was considered to be effective December 31, 2000. Accordingly, accrued interest of $39,452 for the quarter ended March 31, 2001 was reversed in the second quarter ended June 30, 2001.

Note 6 - Stock Options

      In connection with the 4Cash acquisition, 1,500,000 options previously issued to Directors of the Company at an exercise price of $0.25 were canceled. New options to purchase a total of 400,000 shares of common stock at $0.10 per share were issued collectively to certain of these Directors during the quarter ended June 30, 2001. As a result, the issuance of the new options is considered to be a re-pricing of the previously issued options and, accordingly, variable accounting will be applied.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Overview

      Management's efforts at the beginning of the second quarter were focused on selecting a new business opportunity for the Company. On June 15, 2001, the Company acquired 4Cash ATM Services, a division of IRMG Inc. pursuant to an Asset Purchase Agreement (see "Recent Developments", in Item 1 above). Since the closing, the Company has been focusing on the development of the business opportunity.

      Results of operations

      For the three month period ended June 30, 2001

      Operating loss from continuing operations

      There was a net loss for the three month period ended June 30, 2001 of $611,411 ($0.03 per share) compared to a net loss of $589,674 ($0.03 per share) in the comparative period in the prior year.

      There were no revenues for the Company during the three month period ended June 30, 2001. Under the terms of a note receivable arising from the sale of the Canadian Former Subsidiary, the Company is entitled to interest on the outstanding principal balance of the note at 24% per annum and a 1.5% forbearance fee. However, due to the uncertainty around collection of the amount due, the Company has not recorded any interest or forbearance fee income to date in 2001. The note is presently being renegotiated.

      Expenses totaled $611,411 during the three month period ended June 30, 2001. These expenses consisted of $516,252 in non-cash financing expense related to the inducement feature of the senior subordinated convertible debenture, $105,443 in general and administrative expenses, which was partially offset by an interest expense recovery of $10,284.

      The prior year's revenue and expenses (excluding interest expense) were related to the Canadian Former Subsidiary, which was sold during 2000. Therefore the operations of the Canadian Former Subsidiary have been aggregated as one line item labeled "Loss from Canadian subsidiary operations".

      General and administrative expenses, during the three month period ended June 30, 2001 included the following: 1) $17,000 of professional fees;
2) $65,000 of management fees to IRMG Inc.; 3) $21,300 directors' fees expense; and; 4) $2,143 of other miscellaneous expenses.

      There was an interest recovery during the three month period ended June 30, 2001 of $10,284 compared to interest expense of $85,612 in the prior year comparative period. Interest expense incurred with respect to the senior subordinated convertible debentures was $29,167, which was offset by a reversal in the second quarter of interest expense of $39,451 charged in the first quarter on the $2 million convertible debenture outstanding to Simmonds Capital Limtied ("SCL"). The conditions to closing of the acquisition of 4Cash from IRMG Inc. included the conversion of the $2 million SCL debenture plus accrued interest. It was agreed that the conversion would be effective December 31, 2000. Therefore, the interest charged on the debenture in the first quarter was reversed.

      Loss from Canadian Former Subsidiary Operations

      The Canadian Former Subsidiary was sold during 2000; therefore, the operating losses of this former subsidiary are included only for the prior period, (that is, the three month period ended June 30, 2000).

      The operations of the Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying June 30, 2000 statement of operations, are summarized as follows:


     Revenues                          $  15,627
                                       ---------

     Expenses
      General and administrative         486,297
      Occupancy                           26,950
      Depreciation                        6,0442
                                       ---------
                                         519,689

     Net (loss)                       $(504,062)
                                        --------


            For the six month period ended June 30, 2001

      Operating loss from continuing operations

      There was a net loss for the six month period ended June 30, 2001 of $775,035 ($0.04 per share) compared to a net loss of $932,229 ($0.05 per share) in the comparative period in the prior year.

      There were no revenues for the Company during the six month period ended June 30, 2001. Under the terms of a note receivable arising from the sale of the Canadian Former Subsidiary, the Company is entitled to interest on the outstanding principal balance of the note at 24% per annum and a 1.5% forbearance fee. However, due to the uncertainty around collection of the amount due, the Company has not recorded any interest or forbearance fee income to date in 2001. The note is presently being renegotiated.

      Expenses totaled $775,035 during the six month period ended June 30, 2001 which was comprised of $516,252 in non-cash financing expense related to the inducement feature of the senior subordinated convertible debenture, $194,552 in general and administrative expenses, $400 in occupancy costs, and $63,831 in interest expense.

      The prior year's revenue and expenses (excluding interest expense) were related to the Canadian Former Subsidiary, which was sold during 2000. Therefore the operations of the Canadian Former Subsidiary have been aggregated as one line item labeled "Loss from Canadian subsidiary operations".

      General and administrative expenses during the six month period ended June 30, 2001 included the following: 1) $38,000 of professional fees; 2) $110,000 of management fees to IRMG Inc.; 3) $31,300 directors' fees expense;
4) $6,000 in travel costs; and 5) $9,252 of other miscellaneous expenses.

      Interest expense during the six month period ended June 30, 2001 was $63,831 compared to $148,030 in the prior year comparative period. The interest expense is comprised solely of interest on the senior subordinated convertible debentures. The interest charged on the $2 million convertible debenture was $-0- after the reversal in the second quarter of $39,451 in interest expense charged in the first quarter. The conditions to closing of the acquisition of 4Cash from IRMG Inc. included the conversion of the $2 million SCL debenture plus accrued interest. It was agreed that the conversion would be effective December 31, 2000. Therefore, the interest charged on the debenture in the first quarter was reversed.

      Loss from Canadian Former Subsidiary Operations

      The Canadian Former Subsidiary was sold during 2000; therefore, the operating losses of this former subsidiary are included only for the prior period, (that is, the six month period ended June 30, 2000).

      The operations of the Company's Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying June 30, 2000 statement of operations, are summarized as follows:


     Revenues                          $  39,413
                                       ---------

     Expenses
      General and administrative         774,392
      Occupancy                           41,677
      Depreciation                         7,541
                                        --------
                                         823,610

     Net (loss)                       $(784,199)
                                        --------

      Financial Condition

      Total assets of the Company declined from $94,593 at March 31, 2001 to $26,221 as at June 30, 2001. The decline is primarily the result of the balance due from SCL that was offset against the accrued interest payable upon the conversion of the $2 million convertible debenture. In addition, the value of the Company's marketable securities (see note 2) declined further from $17,400 as at March 31, 2001 to $10,800 at June 30, 2001. The declines are offset by an increase in the cash balance from $49 at March 31, 2001 to $9,236 at June 30, 2001.

      The Company holds 160,000 common shares of Vianet Technologies Inc., a publicly traded entity whose share price is quoted on the NASD's
Over-The-Counter Bulletin Board. The share price fell from $0.145 per share on March 31, 2001 to $0.09 per share on June 30, 2001.

      Total liabilities decreased from $4,756,689 as at March 31, 2001 to $2,149,087 at June 30, 2001, a decrease of $2,607,602. The decrease is primarily attributable to the conversion of the $2 million convertible debenture plus accrued interest. Also, $434,550 of senior subordinated convertible debentures plus accrued interest of $37,352 were converted during the quarter, resulting in a net decrease in accrued interest non-affiliate from $149,042 as at March 31, 2001 to $140,857 at June 30, 2001. Also, accrued professional fees decreased from $64,217 at March 31, 2001 to $19,000 at June 30, 2001. The above decrease in total liabilities was offset by an increase in accounts payable from $475,018 on March 31, 2001 to $588,430 on June 30, 2001 and an increase in accrued directors' fees from $62,000 to $83,300.

      Common stock and additional paid in capital increased from $1,289,667 on March 31, 2001 to $4,446,908 on June 30, 2001. The increase was due to the conversion of $2 million convertible debenture plus net accrued interest of $111,726 into 2,111,726 common shares, conversion of $434,550 of senior subordinated debentures plus accrued interest of $37,352 into 1,887,623 common shares, and warrant proceeds of $57,361 to purchase 1,147,226 common shares, and a $516,252 charge to additional paid-in capital resulting from the inducement conversion feature of senior subordinated convertible debenture.

      The accumulated deficit increased by the loss for the three month period ended June 30, 2001 of $611,411. The Company also recorded a unrealized holding loss on marketable securities of $6,600 during the quarter as a result of a further market value decline, which created an accumulated other comprehensive loss of $22,200 at June 30, 2001.

      Liquidity and Capital Resources

      As of June 30, 2001, the Company had cash of $9,236, an investment in marketable securities of $10,800 and prepaid expenses of $6,185. For the three month period ended June 30, 2001, cash used by operating activities amounted to $48,222 as a result of operating losses for the period partially offset by an increase in accounts payable and accrued liabilities. Cash provided by financing activities during the three month period ended June 30, 2001 amounted to $57,361 resulting from warrant proceeds received pursuant to the $0.05 induced conversion feature.

      During the quarter, the Company announced a special one-time warrant offer to the existing senior subordinated debenture holders and current warrant holders in order to raise funds to meet current operating needs. The Special Reduced Warrant Offer allowed warrant holders to purchase the attached share at a reduced price of $0.05 instead of the $0.50. The offer expired on July 31, 2001. If the warrant holders chose not to exercise their warrants, then the exercise price of the warrant reverted back to the original $0.50. The purpose of the special offer was not only to raise funds to meet short term cash flow needs but also to provide an incentive for the debenture holders to convert and ultimately improve the Balance Sheet.

      Management intends to issue shares in the third quarter in order to raise initial funds to begin executing its business strategy. The Company will use the proceeds to satisfy existing liabilities and meet the necessary short-term working capital needs.

      The Company's future operating results are dependent on its ability to develop and market new and innovative products using the latest technologies. There are numerous risks inherent in this process, including the need for the Company to timely bring to market new products and applications to meet customers' changing interests.

      The Company will require additional capital over the next year in order to achieve its business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

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

      The Company notes, however, that the President of The Wireless Stock Xchange, Inc. has requested that the Company return to him the $200,000 he paid to purchase from a stockholder 200,000 shares of the Company's common stock in a private transaction (facilitated by the Company) in October 2000. The Company received $200,000 from the seller of the shares, which shares had been pledged to the Company as security for other obligations. The President of The Wireless Stock Xchange, Inc. has registered complaints about the Company's conduct with certain regulatory authorities, including the Securities and Exchange Commission ("SEC"). The SEC has requested certain information from the Company, which the Company has provided. The Company is not aware of any action having been taken to date.

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

Exhibit 4.3 Guarantee of Paul Dutton, Max Hahne and the Canadian Former Subsidiary dated as of June 26, 2000 (filed as Exhibit 10.3 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 4.4 General Security Agreement issued by the Canadian Former Subsidiary dated as of June 26, 2000 (filed as Exhibit 10.4 to the Company's Report on Form 8-K filed on August 4, 2000 and hereby incorporated by reference).

Exhibit 99.1 Press  Release  issued by the  Company  on  September  27,  2000 to announce the change of the Company's name to Wireless Ventures, Inc.

Exhibit 99.2 Press  Release  issued by the  Company  on  September  29,  2000 to announce its entering into an agreement with TWSX to acquire all of the shares of TWSX in exchange for 33 million common shares of the Company.

Exhibit 99.3 Press Release issued by the Company on October 30, 2000 to announce that the Company would not consummate the transactions contemplated by the agreement with TWSX.

--------------------------

(b)   Reports Filed on Form 8-K

      On June 12, 2001 Wireless Ventures filed a Form 8-K, which attached the following Exhibits:

Exhibit 17.1 Letter from Paul K. Hickey resigning from the Board of Directors of
             Wireless Ventures.

Exhibit 17.2 Letter from David C. O'Kell  resigning  from the Board of Directors of Wireless Ventures.

Exhibit 17.3 Electronic  Mail  from  Lawrence  Fox  resigning  from the Board of
             Directors of Wireless Ventures.

Exhibit 17.4 Letter  from  Angelo  G.  MacDonald  resigning  from  the  Board of
             Directors of Wireless Ventures.

Exhibit 99.1 Asset  Purchase  Agreement  dated  June  15,  2001  by and  between
             Wireless Ventures and 4Cash.

Exhibit 99.2 Press  Release  issued by  Wireless  Ventures  on June 18,  2001 to announce that Wireless Ventures finalized the Asset Purchase Agreement with 4Cash.

Exhibit 99.3 ATM Services Agreement dated June 12, 2001 by and between 4Cash and
             TrackPower.

Exhibit 99.4 Press  Release  issued by  Wireless  Ventures  on June 25,  2001 to announce that Wireless Ventures has entered into a ATM Services Agreement through 4Cash.

Exhibit 99.5 Press Release issued by Wireless Ventures on June 20, 2001 to announce the appointment of the New Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  AUGUST 14, 2001               BY:  /s/ Stephen Cussons
                                          ---------------------------
                                          Stephen Cussons
                                          Chairman/CEO/Director



DATE:   AUGUST 14, 2001              BY:  /s/ Gary N. Hokkanen
                                          ---------------------------------
                                          Gary N. Hokkanen
                                          CFO/Corp Secretary/Director