Form 10QSB
period 2001-09-30
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2001-11-19
CIK 49397

As filed with the Securities and Exchange Commission on November 19, 2001


================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended September 30, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ______________ to ________________


                        Commission file number 001-15627


                    Pivotal Self-Service Technologies Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                           042451506
   -------------------------------                        --------------------
   (State or Other Jurisdiction of                          I.R.S. Employer
    Incorporation or organization)                        (Identification No.)


                           67 Wall Street, suite 2211
                          New York, New York 10005-3198
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 859-5019
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                             Wireless Ventures, Inc.
                   ------------------------------------------
                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES |X|                                                NO |_|

The number of shares of common stock outstanding as of September 30, 2001:
33,385,259


================================================================================

                     Pivotal Self-Service Technologies Inc.



                                      INDEX



PART I     Financial Information


Item 1.    Financial Statements (unaudited)
                Consolidated Balance Sheet...................................  3
                Consolidated Statements of Operations and
                  Comprehensive (Loss).......................................  4
                Consolidated Statements of Cash Flows........................  5
                Notes to Financial Statements................................  7

Item 2.    Management's Discussion and Analysis or Plan of Operation......... 10




PART II.   Other Information

Item 1.    Legal Proceedings................................................. 17

Item 2.    Change in Securities and Use of Proceeds.......................... 17

Item 3.    Defaults Upon Senior Securities................................... 17

Item 4.    Submission of Matters to a Vote of Security Holders............... 18

Item 5.    Other Information................................................. 18

Item 6.    Exhibits and Reports on Form 8-K.................................. 19
                     A)  Exhibit Schedule
                     B)  Reports Filed on Form 8-K

Signatures................................................................... 21

                          PART I. Financial Information
                          -----------------------------

Item 1.  Financial Statements


                     Pivotal Self-Service Technologies Inc.
                           Consolidated Balance Sheet
                               September 30, 2001
                                   (UNAUDITED)



ASSETS

Current Assets:
    Cash                                                             $  14,720
    Accounts receivable                                                  1,007
    Marketable securities (see Note 3)                                  19,200
    Prepaid expenses                                                     6,185
-------------------------------------------------------------------------------
                                                                        41,112
-------------------------------------------------------------------------------
Property and equipment:
    ATM equipment                                                        8,172
    Less: Accumulated depreciation                                        (205)
-------------------------------------------------------------------------------
        Net property and equipment                                       7,967
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
TOTAL ASSETS                                                         $  49,079
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable (including $47,591 due to                      $ 107,020
  related parties)
  Accrued expenses - interest                                           55,277
  Accrued expenses - professional fees                                  18,500
     Accrued expenses - directors' fees                                 18,300
     Accrued expenses - other                                           18,326
  Senior subordinated convertible debentures                           156,500
  Current portion of note payable                                      105,000
-------------------------------------------------------------------------------
Total current liabilities                                              478,923

Long term debt:
     Note payable                                                       55,000
-------------------------------------------------------------------------------
Total liabilities                                                      533,923
-------------------------------------------------------------------------------

Stockholders' (deficit)
  Common  stock,   $.001  par  value,   150,000,000
  shares  authorized,  33,385,259 shares issued and                     33,385
  outstanding at September 30, 2001.
  Preferred stock, $100 par value, 8%,  non-voting,
  convertible,     redeemable,     2,000     shares                          -
  authorized, No shares issued and outstanding
  Additional paid-in capital                                         6,115,886
     Common stock subscribed                                         1,183,811
  Accumulated deficit                                               (7,804,126)
  Accumulated other comprehensive income (loss)                        (13,800)
-------------------------------------------------------------------------------
Total stockholders' (deficit)                                         (484,844)
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $    49,079
--------------------------------------------------------------------------------



               See accompanying notes to financial statements.

                     Pivotal Self-Service Technologies Inc.
         Consolidated Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                                    2001             2000            2001          2000

 Revenue:
       Gross ATM revenue                                     $      1,518    $         --    $      1,518    $         --
           Less: revenue sharing                                      497              --             497              --
-------------------------------------------------------------------------------------------------------------------------
       Net ATM revenue                                              1,021              --           1,021              --
       Less: Direct costs                                             304              --             304              --
-------------------------------------------------------------------------------------------------------------------------
                    Gross Profit                                      717              --             717              --

 Expenses:
    General and administrative expenses                            52,576         410,568    $    247,128         410,568
    Occupancy                                                          --             734             400             734
    Interest                                                        7,152          77,764          70,983         225,794
       Depreciation                                                   205              --             205              --
    Non-cash financing expense                                  1,389,093              --       1,905,345              --
-------------------------------------------------------------------------------------------------------------------------
 Total expenses                                                 1,449,026         489,066       2,224,061         637,096


 Net loss before other items and extraordinary item            (1,448,309)       (489,066)     (2,223,344)       (637,096)

 Other income                                                       5,000          60,000           5,000          60,000
 Loss from Canadian subsidiary operations (note 2)                     --              --              --        (784,199)
-------------------------------------------------------------------------------------------------------------------------
 Net (loss) before extraordinary item                          (1,443,309)       (429,066)     (2,218,344)     (1,361,295)

 Extraordinary item - gain on cancellation of debt (note 6)       186,757              --         186,757              --

-------------------------------------------------------------------------------------------------------------------------
 Net (loss) after extraordinary item                          $(1,256,552)    $  (429,066)   $ (2,031,587)   $ (1,361,295)
=========================================================================================================================


 Basic and diluted net loss per share of common  stock
-------------------------------------------------------------------------------------------------------------------------
       Before extraordinary item                             $      (0.04)   $      (0.03)   $      (0.10)   $      (0.08)
-------------------------------------------------------------------------------------------------------------------------
       Extraordinary item                                              --              --              --              --
-------------------------------------------------------------------------------------------------------------------------
       After extraordinary item                              $      (0.04)   $      (0.03)   $      (0.10)   $      (0.08)
-------------------------------------------------------------------------------------------------------------------------


 Weighted average number of common shares outstanding          32,630,608      16,742,527      23,023,900      17,796,689
-------------------------------------------------------------------------------------------------------------------------


                                                                              Comprehensive
                                                                                 (Loss)

 Net (loss)                                                   $(1,256,552)   $   (429,066)   $ (2,031,587)   $ (1,361,295)
 Other comprehensive gain (loss):
 Unrealized holding gain (loss) on marketable securities            8,400        (261,800)        (13,800)       (341,280)
-------------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                         $(1,248,152)   $   (690,866)   $ (2,045,387)   $ (1,702,575)
-------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    Pivotal Self-Service Technologies Inc.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                     Nine Months Ended
                                                                        September 30,
                                                                    2001             2000
---------------------------------------------------------------------------------------------
  Net cash used in operations
     Net loss                                                  $(2,031,587)      $(1,361,295)
     Adjustments to reconcile net loss
      To net cash (used in) operating activities:
           Depreciation and amortization                               205            11,184
           Reserve against note receivable                              --           200,000
           Extraordinary item                                     (186,757)
           Non cash financing expense - Exercise of
             warrants in conjunction with debt conversion        1,905,345                --

     Changes in:
           Accounts receivable                                      (1,007)               --
           Interest and forbearance fees receivable                     --           (40,999)
           Accounts payable and accrued expenses                   206,596           228,898
           Due to related parties                                       --           (86,879)
---------------------------------------------------------------------------------------------
  Net cash (used in) operating activities                         (107,205)        (1,049,091)
---------------------------------------------------------------------------------------------
  Cash flows from investing activities:
      Purchase of marketable securities                                 --          (480,000)
      Purchase of fixed assets                                      (8,172)          (46,304)
           Advances on TWSX acquisition                                 --           (82,744)
           Repayment of note receivable                                 --           218,500
---------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                           (8,172)         (390,548)
---------------------------------------------------------------------------------------------
  Cash flows from financing activities:
           Proceeds on exercise of warrants                         69,237                --
           Proceeds on common stock subscribed                      60,763
           (Repayment) of notes payable -  shareholder                  --          (500,000)
           Proceeds on issuance of senior subordinated
             convertible debentures                                     --         1,986,000
---------------------------------------------------------------------------------------------
  Net cash provided by financing activities                        130,000         1,486,000
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Increase (decrease) in cash                                       14,623           (46,361)
---------------------------------------------------------------------------------------------
  Cash,  beginning of period                                            97             2,188
---------------------------------------------------------------------------------------------
  Cash,  end of period                                           $  14,720       $    48,549
---------------------------------------------------------------------------------------------

Non cash financing activities:

      During the nine month period ended September 30, 2001, $1,504,550 of senior subordinated convertible debentures plus accrued interest of $52,786 were converted into 4,740,543 shares of common stock. 3,433,631 of the 4,740,543 shares representing principal and accrued interest of $743,750 and $4,216, respectively, were issued after the quarter end and are currently reflected on the September 30, 2001 balance sheet in common stock subscribed.

      During 2001, the purchaser of the Former Canadian Subsidiary confirmed it's liability for $101,000 of the senior subordinated convertible debentures previously recorded on the Company's books. Accordingly, $101,000 has been reflected as cancellation of debt.

      During 2001, a portion of accounts payable in the amount of $403,637 was satisfied through a forgiveness of $63,637, issuance of a note payable of $160,000, and issuance, after the quarter end, of 1.8 million shares of common stock valued at $180,000. The common stock valued at $180,000 is included in common stock subscribed at September 30, 2001. Also, an agreement has been reached whereby $28,746 in accounts payable and $65,000 of accrued directors' fees will be settled with common stock and such amounts are included in common stock subscribed at September 30, 2001.

      During 2001, $76,005 in accrued interest on the senior subordinated convertible debentures was repaid through a reduction of payment upon the exercise of warrants.

      During 2001, Simmonds Capital Limited converted its $2 million convertible debenture plus accrued interest of $194,195 partially offset by an amount payable to the Company of $82,469 into 2,111,726 shares of common stock.

      During 2001, the Company issued 10,000,000 shares of its common stock as partial consideration for the purchase of certain intangible assets valued at $-0-.

      During the nine month period ended September 30, 2000, the Company sold its Canadian subsidiary which had net assets of $1,276 for: (1) $366,799 in a reduction in senior subordinated convertible debentures: (2) $718,850 of notes receivable: and (3) the return of 2,250,000 shares of the Company's common stock. The difference between the net assets sold and the consideration received amounted to $1,084,373 and has been included as an adjustment to additional paid-in capital in 2000.


               See accompanying notes to financial statements.

                    Pivotal Self-Service Technologies Inc.

                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


Note 1 - Basis of Presentation and business operations
------------------------------------------------------

      The accompanying unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., formerly Wireless Ventures Inc. (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

      Until June 2000, the Company's principal business was formerly operated through eieiHome.com Inc., an Ontario corporation and wholly owned subsidiary of the Company (the "Canadian Former Subsidiary"), which operated an Internet service, information and e-commerce web site. The Company sold 100% of the Canadian Former Subsidiary in June 2000.

      No revenues had been earned to June 30, 2001 and as a result the Company was considered to be in the development stage through the first six months of fiscal 2001. However, the Company began generating revenues in the current quarter and thus emerged from the development stage beginning in the third quarter of 2001.

      The financial statements include the accounts of the Company and its wholly-owned subsidiary, 4Cash ATM Services. All intercompany accounts and transactions are eliminated in consolidation.


Note 2 - Recent developments
----------------------------

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

      As discussed above, the Company acquired certain intangible assets of 4Cash from IRMG effective June 15, 2001. Pursuant to the Asset Purchase Agreement, the Company issued

10 million shares of its common stock to IRMG and issued warrants to purchase
1.1 million common shares at $0.10 per share to the President of IRMG. In addition, (1) the Company issued three-year warrants to IRMG to purchase 5 million common shares at $0.10 per share which vest subject to the achievement of cumulative net profits from the date of Closing and (2) subject to achieving cumulative pre-tax net profits of $1 million within 2 years from closing the Company will issue an additional 10 million common shares to IRMG. In addition, the Company also entered into a 3-year management services agreement with IRMG under which IRMG provides certain management services to the Company. The management services agreement is currently being renegotiated.

      The historical cost basis of the intangible assets acquired amounted to $-0- and, accordingly, no value has been assigned to the assets acquired or the consideration paid.

      IRMG is a private management consulting company located in Markham, Ontario, Canada, in which two current directors of the Company are currently shareholders.

      On June 25, 2001, the Company announced that it was a party to an exclusive three year services agreement with Trackpower Inc. (an affiliated entity) under which 4Cash would supply, install and commission ATM's to Racetracks and Gaming related facilities. Under the agreement, 4Cash was granted the exclusive right to act as Trackpower's ATM partner and 4Cash granted Trackpower the exclusive right to act as their sales and marketing representative to any Racetrack or Gaming related facility. Effective November 1, 2001, this agreement was cancelled with the mutual consent of both parties.


Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------

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

      Marketable securities

      During the quarter ended March 31, 2000, the Company purchased 160,000 shares of common stock of a publicly traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of stockholders' (deficit). At December 31, 2000, the Company reclassified the then unrealized loss of $447,000 from stockholders' (deficit) into operations due to the management's perception that the decline in market value was other than temporary. Thus, the market value of the investment at December 31, 2000 was $33,000. Management intends to sell the marketable securities during the fourth quarter, proceeds from the sale will be used in a settlement with a creditor.

      During the quarter ended September 30, 2001, there was an increase in the share price from $0.09 on June 30, 2001 to $0.14 on September 30, 2001. In previous quarters, the Company had applied a 25% discount on the shares due to the expected time to have the shares registered before the trading restrictions are removed. The discount is no longer considered necessary.

Accordingly, the Company incurred an unrealized holding gain of $8,400 during the third quarter of 2001 ($13,800 unrealized holding loss for the nine months ended September 30, 2001).

      Net loss per share

      Net loss per share has been computed using the net loss for each period presented divided by the weighted average shares outstanding. Diluted loss per share is not presented separately as the effects of convertible debentures, warrants and options are anti-dilutive.


Note 4 - Senior Subordinated Convertible Debentures
---------------------------------------------------

      The senior subordinated convertible debentures earn interest at 8% per annum. Each $0.25 of principal amount is convertible into one common share and one three year warrant to purchase an additional share of the Company at $0.50 per share. Under the terms of the debentures, the individual debenture holder has the right to convert the debentures to common stock. The notes are technically in default and therefore have been classified as current liabilities.

      During the quarter ended September 30, 2001, $1,060,000 of senior subordinated convertible debentures plus accrued interest of $14,691 was converted to 4,740,543 common shares (3,433,631 issued after quarter end). Also, accrued interest in the amount of $76,005 was effectively repaid during the quarter upon the exercise of warrants under the revised warrant exercise offer as discussed below. In addition, the Company recorded the cancellation of $101,000 (see note 6) of existing debentures during the quarter as confirmation was received during the current quarter that the debenture liability had been transferred to the purchaser of the Former Canadian subsidiary.

      During the six month period ended June 30, 2001, $444,550 of senior subordinated convertible debentures plus accrued interest of $38,095 was converted to 1,930,596 common shares.

      During the quarter ended June 30, 2001, as an inducement to conversion, the Board of Directors approved a resolution that, upon the conversion to shares of the Company's common stock, the attached warrant exercise price would be reduced from $0.50 to $0.05 per share for warrants exercised through July 31, 2001. The Board of Directors approved another resolution to further enhance the offer as an incentive to debenture holders to convert and exercise their warrants. Under the revised offer, debenture holders who chose to convert their debenture and exercise their warrants had the total costs of the warrants reduced by the accrued interest to date. In effect, the accrued interest was paid to the debenture holders if they exercised their warrants. This offer expired on September 30, 2001. At September 30, 2001, a total of 4,185,013 warrants were exercised at the reduced price of $0.05 per share. In connection with the warrant exercise, the Company recorded a non-cash financing expense in the amount of $1,905,345.


Note 5 - Note payable
---------------------

      During the quarter ended September 30, 2001, the Company restructured a $403,637 payable with a creditor, whereby $63,637 was forgiven (see note 6), $180,000 was satisfied through an agreement to issue 1.8 million shares of common stock, and a note payable of $160,000 was issued. The note is non-interest bearing and is repayable with progressively increasing payments over a period of 15 months with final payment due in December 2002. The current portion as at September 30, 2001 is $105,000.

Note 6 - Extraordinary item
---------------------------

      The Company recorded an extraordinary item of $186,757 during the quarter ended September 30, 2001. The balance includes $103,037 of debentures payable and accrued interest payable that was transferred from the Company to the purchaser of the Former Canadian Subsidiary. During 2001, the purchaser of the Former Canadian Subsidiary confirmed its liability for debentures with principal balance of $101,000 (note 4) and corresponding accrued interest of $2,037. The balance also includes $63,637 (see note 5) that resulted from a settlement with a creditor and $20,083 of debt forgiveness from IRMG. IRMG's total debt forgiveness of $185,083 was recorded as a $165,000 reduction of management fees expense for the current quarter and $20,083 as debt forgiveness.


Note 7 - Canadian Former Subsidiary
-----------------------------------

      As discussed in Note 1, the Company disposed of the Canadian Former Subsidiary during 2000. The operations of the Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying 2000 statement of operations, are summarized as follows:


         Revenues                                        $   39,413
                                                         -----------
         Expenses:
            General and
            administrative expenses                         774,392
            Occupancy                                        41,677
            Depreciation                                      7,541
                                                         -----------
         Total expenses                                     823,610
                                                         -----------

         Loss from Canadian subsidiary operations        $ (784,199)


Note 8 - Convertible Debenture
------------------------------

      During 2001, a $2,000,000 convertible debenture issued to Simmonds Capital Limited (a related entity) plus related accrued interest of $214,910 offset by $103,184 owed by Simmonds Capital Limited to the Company was converted into 2,111,726 common shares.


Note 9 - Stock Options
----------------------

      During 2001, 1,000,000 options were issued to the Directors of the Company and 100,000 options were issued to employees. These options are exercisable at $0.10 per share and expire on August 28, 2011. The total options outstanding at September 30, 2001 is 1,750,000.


Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

      Overview

      On June 15, 2001, we acquired 4Cash ATM Services, a division of IRMG Inc. pursuant to an Asset Purchase Agreement (see "Recent Developments", in Item 1 above). Since the closing, we have been focusing on the development of the new business opportunity. We emerged from the development stage in the current quarter as we began to generate revenue pursuant to our new business plan.

      Results of operations

      For the three month period ended September 30, 2001

      There was a net loss for the three month period ended September 30, 2001 of $1,256,552 ($0.04 per share) compared to a net loss of $429,066 ($0.03 per share) in the prior year.

      Gross ATM revenue during the quarter ended September 30, 2001 was $1,518. The corresponding revenue sharing expense was $497 resulting in net ATM revenue of $1,021. Direct ATM expenses were $304 resulting in overall gross profit of $717. There was no ATM revenue and corresponding expenses in the comparative period in the prior year as we only entered into the new business effective June 15, 2001.

      Total expenses were $1,449,026 during the quarter ended September 30, 2001 compared to $489,066 in the prior year, an increase of $959,960. The primary reason for the increase was $1,389,093 in non-cash financing expense related to the inducement feature of the senior subordinated convertible debenture. The Special Reduced Warrant Offer allowed warrant holders to purchase the attached share at a reduced price of $0.05 instead of the $0.50. During the current quarter, 3,037,787 warrants were exercised at the reduced exercise price of $0.05 that resulted in an expense of $1,367,004. The balance of the non-cash financing expense of $22,089 related to Board approval to issue 441,767 additional shares to debenture holders who both converted their debentures plus accrued interest and exercised their warrants under the original special warrant offer. The purpose of the additional shares was to convert the accrued interest at the date of conversion at $0.05 instead of the original conversion price of $0.25 so that these former debenture holders were provided equal treatment as persons who converted under the enhanced special reduced warrant offer.

      Total expenses excluding the non-cash financing expense were $59,933 during the current quarter, a decrease of $429,133 from the prior year. The decrease in total expenses was due to a $357,992 decrease in general and administrative expenses to $52,576 for the current quarter compared to $410,568 in the prior year and a $70,612 decrease in interest expense to $7,152 compared to $77,764 in the prior year.

      General and administrative expenses incurred during the quarter ended September 30, 2001 include the following: 1) $19,000 of professional fees; 2) $0 management fees to IRMG Inc. as IRMG agreed to forgive their total management fees for the quarter of $165,000 (monthly fee of $55,000; 3) $22,500 of consulting fees expense; 4) $7,000 in corporate fees expense; and; 5) $4,076 of other miscellaneous expenses. The decrease in general and administrative expenses was primarily due to a $200,000 doubtful account reserve against a note receivable in the prior year, a $85,000 decrease in professional fees, a $25,738 decrease in Board of Directors fees expense, and a $45,000 decrease in management fees expense.

      The $70,612 decrease in interest expense was primarily due to the conversion of the $2 million convertible debenture owned by SCL during the second quarter. As a result of the conversion, there was no expense in the third quarter compared to an expense of approximately $40,000 in the prior year. The balance of the decrease is due to the conversion of a significant amount of senior subordinated convertible debenture liabilities to common stock prior to and during the current quarter.

      Depreciation expense during the quarter ended September 30, 2001 was $205 and consisted of depreciation on ATM equipment.

      We recorded other income of $5,000 during the quarter ended September 30, 2001. The other income relates to a bad debt recovery on the note receivable due to the realization of security underlying the note. Other income of $60,000 in the prior year consists of interest and forbearance fee income charged on the note receivable. Under the terms of the note receivable arising from the sale of the Canadian Former Subsidiary, we are entitled to interest on the outstanding principal balance of the note at 24% per annum and a 1.5% forbearance fee. However, due to the uncertainty around collection of the amount due, we have not recorded any interest or forbearance fee income to date in 2001. The note is presently being renegotiated.

      We recorded an extraordinary item - gain on cancellation of debt of $186,757 during the quarter ended September 30, 2001. The balance includes $103,037 of debentures payable and accrued interest payable that was transferred to the purchaser of the Former Canadian Subsidiary. During the current quarter, the purchaser of the Former Canadian Subsidiary confirmed its liability for debentures with principal balance of $101,000 and corresponding accrued interest of $2,037 was transferred to the purchaser. The balance also includes $63,637 that resulted from a settlement with a creditor of $403,637 in accounts payable. The settlement included a write-off of $63,637, issuance of 1.8 million shares at $0.10 per share, and a note payable of $160,000. Finally, the balance included debt forgiveness from IRMG Inc. of $20,083. IRMG Inc.'s total debt forgiveness of $185,083 was recorded as a $165,000 reduction of management fees expense for the quarter and $20,083 as debt forgiveness.

      For the nine month period ended September 30, 2001

      Operating loss from continuing operations

      There was a net loss for the nine month period ended September 30, 2001 of $2,031,587 ($0.10 per share) compared to a net loss of $1,361,295 ($0.08 per share) in the comparative period in the prior year.

      Gross ATM revenue during the nine month period ended September 30, 2001 was $1,518. The corresponding revenue sharing expense was $497 resulting in net ATM revenue of $1,021. Direct ATM expenses were $304 resulting in overall gross profit of $717. There was no ATM revenue and corresponding expenses in the comparative period in the prior year as the Company only entered into the new business effective June 15, 2001.

      Expenses totaled $2,224,061 during the nine month period ended September 30, 2001. The balance is comprised of $1,905,345 in non-cash financing expense related to the inducement feature of the senior subordinated convertible debenture, $247,128 in general and administrative expenses, $400 in occupancy costs, $70,983 in interest expense, and $205 in depreciation expense.

      The prior year's revenue and expenses for the six month period ended June 30, 2000 (excluding interest expense) were related to the Canadian Former Subsidiary, which was sold during 2000. Therefore, the operations of the Canadian Former Subsidiary for the six month period ended June 30, 2000 have been aggregated as one line item labeled "Loss from Canadian subsidiary operations". The prior year's revenue and expenses for the remaining three month period ended September 30, 2000 relate to continuing operations and consist of $410,568 in general and administrative expenses, $734 in occupancy expenses, and $225,794 in interest expense.

      General and administrative expenses of $247,128 during the nine month period ended September 30, 2001 included the following: 1) $57,000 of professional fees; 2) $110,000 of management fees to IRMG Inc. based on $15,000 per month up to June 15, 2001 and $55,000 per month thereafter less debt forgiveness of $165,000; 3) $31,300 directors' fees expense; 4) $22,500 in consulting expense; 5) $6,000 in travel costs; 6) $7,000 in corporate expenses; and 7) $13,328 of other miscellaneous expenses.

      General and administrative expenses of $410,568 during the nine month period ended September 30, 2000 included the following: 1) $200,000 doubtful account reserve against the note receivable arising from the sale of the Canadian Former Subsidiary, 2) $103,602 of legal fees, primarily incurred on the declined purchase of TWSX and various other legal matters, 3) $45,000 of management fees to Simmonds Capital Limited at $15,000 per month, 4) $25,738 directors' fees expense, and 5) $36,228 of various consulting, travel, and other fees.

      Interest expense during the nine month period ended September 30, 2001 was $70,983 compared to $225,794 in the prior year comparative period. The interest expense for fiscal 2001 is comprised solely of interest on the senior subordinated convertible debentures. The interest charged on the $2 million convertible debenture was $-0-. The conditions to closing of the acquisition of 4Cash from IRMG Inc. included the conversion of the $2 million SCL debenture plus accrued interest and it was agreed that the conversion would be effective December 31, 2000. Interest expense for the nine month period ended September 30, 2000 of $225,794 was comprised of $120,109 in interest on the $2 million SCL convertible debenture and $105,685 in interest on the senior subordinated convertible debentures. The decrease in interest expense on the senior subordinated convertible debentures is primarily due to the conversion of debentures during fiscal 2001.

      Depreciation expense during the nine month period ended September 30, 2001 was $205 and consisted of depreciation on ATM equipment.

      We recorded other income of $5,000 during the nine month period ended September 30, 2001. The other income relates to a bad debt recovery on the note receivable due to the realization of security underlying the note. Other income of $60,000 in the prior year consists of interest and forbearance fee income charged on the note receivable. Under the terms of the note receivable arising from the sale of the Canadian Former Subsidiary, we are entitled to interest on the outstanding principal balance of the note at 24% per annum and a 1.5% forbearance fee. However, due to the uncertainty around collection of the amount due, we have not recorded any interest or forbearance fee income to date in 2001. The note is presently being renegotiated.

      We recorded an extraordinary item - gain on cancellation of debt of $186,757 during the nine month period ended September 30, 2001. The balance includes $103,037 of debentures payable and accrued interest payable that was transferred to the purchaser of the Former Canadian Subsidiary. During the current quarter, the purchaser of the Former Canadian Subsidiary confirmed its liability for debentures with principal balance of $101,000 and corresponding accrued interest of $2,037 was transferred to the purchaser. The balance also includes $63,637 that resulted from a settlement with a creditor of $403,637 in accounts payable. The settlement included a write-off of $63,637, issuance of
1.8 million shares at $0.10 per share, and a note payable of $160,000. Finally, the balance included debt forgiveness from IRMG Inc. of $20,083. IRMG Inc.'s total debt forgiveness of $185,083 was recorded as a $165,000 reduction of management fees expense for the quarter and $20,083 as debt forgiveness.

      Loss from Canadian Former Subsidiary Operations

      The Canadian Former Subsidiary was sold during 2000; therefore, the operating losses of this former subsidiary up to June 26, 2000 are included only in the nine month period ended September 30, 2000. The operations of our Canadian Former Subsidiary, which have been aggregated and reflected as a one line item in the accompanying September 30, 2000 statement of operations, are summarized as follows:


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
                                                    --------

      Financial Condition

      Our total assets increased from $26,221 at June 30, 2001 to $49,079 at September 30, 2001. The increase is due to an increase in the value of our marketable securities from $10,800 at June 30, 2001 to $19,200 at September 30, 2001, an increase in net property and equipment from $0 at June 30, 2001 to $7,967 at September 30, 2001, an increase in the cash balance from $9,236 at June 30, 2001 to $14,720 at September 30, 2001, and an increase in accounts receivable from $0 at June 30, 2001 to $1,007 at September 30, 2001.

      We hold 160,000 common shares of Vianet Technologies Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board. The share price increased from $0.09 per share on June 30, 2001 to $0.14 per share on September 30, 2001.

      Our total liabilities decreased from $2,149,087 at June 30, 2001 to $533,923 at September 30, 2001, a decrease of $1,615,164. The decrease is primarily attributable to the $1,161,000 decrease in senior subordinated convertible debentures and a corresponding $85,580 decrease in accrued interest from $140,857 at June 30, 2001 to $55,277 at September 30, 2001, as explained below. In addition, accounts payable decreased from $588,430 on June 30, 2001 to $107,020 at September 30, 2001 primarily due to the settlement with a creditor of $403,637 in accounts payable as discussed earlier. Additional accounts payable with another creditor of $28,746 will also be settled with common stock. Also, accrued professional fees decreased from $19,000 at June 30, 2001 to $18,500 at September 30, 2001. An increase in note payable of $160,000 that was a result of the accounts payable settlement with a creditor and an increase in accrued expenses other from $0 to $18,326 offset the decrease in total liabilities.

      $1,060,000 of senior subordinated convertible debentures plus accrued interest of $14,691 was converted to common stock. In addition, we recorded the cancellation of $101,000 of existing debentures and $2,037 in corresponding accrued interest in the current quarter as we received confirmation that the debenture liability had been transferred to the purchaser of the Former Canadian subsidiary. As a result, the restructuring adjustment of $103,037 was recorded in extraordinary income. Also, we effectively repaid $76,005 in accrued interest upon the exercise of warrants under the revised reduced warrant exercise plan.

      Common stock, additional paid in capital, and common stock subscribed increased from $4,446,908 on June 30, 2001 to $7,333,082 on September 30, 2001.
The increase was due to the following: a) the conversion of $1,060,000 of senior subordinated debentures plus accrued interest of $14,691 into 4,298,776 common shares; b) $148,644 from the exercise of warrants to purchase 3,037,787 common shares, net of related issuance costs; c) $180,000 in common stock subscribed relating to the issuance of 1.8 million shares after the quarter end from the settlement with a creditor of $403,637; d) $65,000 in accrued directors' fees which will be settled with common stock; e) $28,746 in accounts payable with another creditor to be settled with common stock; and f) a $1,389,093 charge to additional paid-in capital resulting from the inducement conversion feature of senior subordinated convertible debenture.

            The accumulated deficit increased by the loss for the three month period ended September 30, 2001 of $1,256,552. We also recorded a unrealized holding gain on marketable securities of $8,400 during the quarter as a result of an increase in market value, which created an accumulated other comprehensive loss of $13,800 at September 30, 2001.

      Liquidity and Capital Resources

            As at September 30, 2001, we had cash of $14,720, accounts receivable of $1,007, an investment in marketable securities of $19,200, prepaid expenses of $6,185, and property and equipment of $7,967. Management intends to sell the marketable securities during the fourth quarter and the proceeds will be used in a debt settlement with a creditor. For the nine month period ended September 30, 2001, cash used by operating activities amounted to $107,205 as a result of operating losses for the period partially offset by an increase in accounts payable and accrued liabilities. Cash provided by financing activities during the nine month period ended September 30, 2001 amounted to $130,000 resulting from warrant and common stock subscribed proceeds.

      During 2001, we announced a special one-time warrant offer to the existing senior subordinated debenture holders and current warrant holders in order to raise funds to meet current operating needs. The Special Reduced Warrant Offer allowed warrant holders to purchase the attached share at a reduced price of $0.05 instead of the $0.50. The offer originally expired on July 31, 2001 but was subsequently extended by us to September 30, 2001. We further enhanced the offer in order to encourage conversion and exercise of the warrants to raise funds. For those who chose to exercise under the revised plan, the amount owed by the debenture holder upon exercise of the warrants was reduced by the accrued interest to date. In effect, the accrued interest was paid to the debenture holders if they exercised their warrants. If the warrant holders chose not to exercise their warrants, then the exercise price of the warrant reverted back to the original $0.50. The purpose of the special offer was not only to raise funds to meet short term cash flow needs but also to provide an incentive for the debenture holders to convert and ultimately improve the Company's financial condition.

      Management intends to issue common shares in the fourth quarter of 2001 in order to raise additional funds to continue executing our business strategy. We will use the proceeds to meet the necessary short-term working capital needs and satisfy certain existing liabilities. Currently, we have received a commitment of $100,000 toward the private placement. We expect to receive the funds during the fourth quarter.

      Our future operating results are dependent on our ability to raise capital and develop and market new and innovative products using the latest technologies. There are numerous risks inherent in this process, including the need for us to bring to market new products and applications to meet customers' changing interests.

      We will require additional capital over the next year in order to achieve our business plan. Failure to obtain such capital could adversely impact our operations and prospects.

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

PART II. Other Information


Item 1.  Legal Proceedings.
---------------------------

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


Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

         None


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         The Company is technically in default of the senior subordinated convertible debentures. As a result, they have been classified as current liabilities.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         During the Annual General Meeting on September 21, 2001, the stockholders approved the election of directors, the increase of authorized shares of Common Stock from 75,000,000 to 150,000,000, approved the appointment of the independent public auditors, and approved the change of the Company's name to Pivotal Self-Service Technologies Inc. The votes for and against were as follows:

      Proposal 1 - To elect the nominees for director below for a term of one year:

                                        FOR        AGAINST      ABSTAIN
                                    ----------     -------      -------

            Stephen L. Cussons      18,886,619        0           100

            John G. Simmonds        18,886,619        0           100

            Brian Usher-Jones       18,886,619        0           100

            Gary N. Hokkanen        18,886,619        0           100



      Proposal 2 - To increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000:

                                        FOR        AGAINST      ABSTAIN
                                    ----------     -------      -------
                                    18,851,304      33,490       1,925



      Proposal 3 - To ratify and approve the appointment of PKF CPA's, PC as independent public auditors for the fiscal year ending December 31, 2001:

                                        FOR        AGAINST      ABSTAIN
                                    ----------     -------      -------
                                    18,886,619       100           0



      Proposal 4 - To approve the change of the name of the Company to Pivotal Self-Service Technologies Inc.

                                        FOR        AGAINST      ABSTAIN
                                    ----------     -------      -------
                                    18,883,269       150         3,300



Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits.

         Exhibit 3.1    Certificate of Incorporation as currently in effect. (1)

         Exhibit 3.2    By-Laws as currently in effect. (1)

         Exhibit 4.1    Specimen Certificate for Company Common Stock. (1)

         Exhibit 4.2 U.S. $2,000,000 8% Convertible Debenture due April 15, 2003 issued by HyComp, Inc. to Simmonds Capital Limited.
                        (1)

         Exhibit 4.3 U.S. $500,000 Demand Promissory Note issued by HyComp, Inc. to Simmonds Capital Limited. (1)

         Exhibit 4.4 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 1999 for $.01 per share. (1)

         Exhibit 4.5 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2000 for $.01 per share. (1)

         Exhibit 4.6 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2001 for $.01 per share. (1)

         Exhibit 4.7 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2002 for $.01 per share. (1)

         Exhibit 4.8 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2003 for $.01 per share. (1)

         Exhibit 4.9 Share Purchase Agreement by and among the Company, the Canadian Former Subsidiary and 1412531 Ontario Inc., an Ontario corporation, dated as of June 26, 2000. (2)

         Exhibit 4.10 Promissory Note given by the purchaser to the Company in the principal amount of $718,850.00. (2)

         Exhibit 4.11 Guarantee of Paul Dutton, Max Hahne and the Canadian Former Subsidiary dated as of June 26, 2000. (2)

         Exhibit 4.12 General Security Agreement issued by the Canadian Former Subsidiary dated as of June 26, 2000. (2)

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

         Exhibit 10.5 Asset Purchase Agreement dated June 15, 2001 by and between Wireless Ventures Inc. and IRMG Inc. (3)

         Exhibit 10.6 ATM Services Agreement dated June 12, 2001 by and between 4Cash a division of IRMG Inc. and Trackpower, Inc. (3)

         Exhibit 21.1   Subsidiaries of the registrant.*

         Exhibit 22.1 Proxy Statement, dated February 7, 2000, in respect of the Special Meeting of Stockholders. (1)

         Exhibit 22.2 Proxy Statement, dated September 13, 2000, in respect of a Special Meeting of Stockholders. (4)

         Exhibit 22.3 Proxy Statement, dated August 27, 2001, in respect of the Annual Meeting of Stockholders. (5)

         (1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, filed on January 19, 2000, as amended by the 1st and 2nd Amendments to the Form 10-SB filed on February 17, 2000 (File no. 1-15627).

         (2) Incorporated by reference to the exhibits of the Company's Form 8-K, as filed with the SEC on August 4, 2000.

         (3) Incorporated by reference to the exhibits of the Company's Form 8-K, as filed with the SEC on June 26, 2001.

         (4) Incorporated by reference to the Company's Form DEF14A, as filed with the SEC on September 11, 2000.

         (5) Incorporated by reference to the Company's Form DEF14A, as filed with the SEC on August 27, 2001.

          *       Filed as an exhibit hereto.



(b)   Reports on Form 8-K

      None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  NOVEMBER 19, 2001             BY:  /s/ Stephen Cussons
                                          ---------------------------
                                          Stephen Cussons
                                          Chairman/CEO/Director




DATE:   NOVEMBER 19, 2001            BY:  /s/ Gary N. Hokkanen
                                          ---------------------------------
                                          Gary N. Hokkanen
                                          CFO/Corp Secretary/Director