Form 10KSB
period 2001-12-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2002-04-15
CIK 49397

     As filed with the Securities and Exchange Commission on April 15, 2002


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending December 31, 2001           Commission File No. 001-15627


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
               (Exact name of registrant as specified in charter)

                             WIRELESS VENTURES INC.
                          (Former name, if applicable)

              DELAWARE                             042451506
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

     67 WALL STREET, SUITE 2211                  212-859-5019
    NEW YORK, NEW YORK 1005-3198       (Registrant's Telephone No. incl.
   (Address of Principal Executive                area code)
              Offices)

  Securities registered pursuant to                  None
      Section 12(b) of the Act:


  Securities registered pursuant to      Common Stock, par value $0.001
      Section 12(g) of the Act:

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB(X).

      For the fiscal year ended December 31, 2001, the Company's revenues were $0.

      Based on the closing high bid price on March 4, 2002 of $0.045 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,398,158.

      On March 8, 2002, the number of shares outstanding of the registrant's Common Stock was 43,583,606.

      Transitional Small Business Disclosure Format (Check One):   Yes    No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

      Between June 2001 and February 2002, the business of Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company")(formerly known as Wireless Ventures Inc. and Hycomp, Inc.) was conducted through its wholly owned Canadian subsidiary, 4CASH ATM Services Canada Inc. ("4CASH"). 4CASH operated in the self-service technology sector (defined as the deployment of Automated Teller Machines ("ATMs"), information kiosks and Point of Sale debit machines ("POS")). During February 2002, the Board of Directors made the decision not to continue to pursue the self-service technology business plan. On March 5, 2002 the Company sold the wholly-owned subsidiary, 4CASH, to IRMG Inc. ("IRMG"), a private corporation controlled by the Company's former CEO and current CFO. Since that time, the Company has actively sought alternative new business opportunities.

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

      Between October 1999 and June 2000, the business of the Company was conducted through its wholly owned Canadian subsidiary, eieiHome.com Inc., which operated an Internet service, information and e-commerce web site, providing information and related products and services for homeowners, home buyers, and home service providers. eieiHome.com's revenue came from the sale of advertising space to national and local home service providers and manufacturers of home-related products supplemented with service fees for Internet web hosting, web page design, e-commerce solutions, and e-mail services. Due to continuing operating losses, effective June 26, 2000 the Company sold all of the shares of its wholly owned Canadian subsidiary.

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

      On June 15, 2001, Pivotal acquired the 4CASH ATM Services division from IRMG and began to execute a business plan involved in the self-service technology sector.

      On September 21, 2001 at the annual general meeting of shareholders of the Company, held in Markham, Ontario, the shareholders approved the name change from Wireless Ventures Inc. to Pivotal Self-Service Technologies Inc. and an increase in the number of shares the Company is authorized to issue from 75,000,000 to 150,000,000.

      The Company currently has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company currently maintains a temporary office at 67 Wall Street, Suite 2211, New York, New York 10005-3198 (tel. 212-859-5019). The records of the Company are currently kept at an office at 13980 Jane Street, King City, Ontario, Canada, L7B 3A8 (tel. 905-833-3838, fax 905-833-6942).


ITEM 3.  LEGAL PROCEEDINGS.

      To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

      The Company notes, however, that the President of The Wireless Stock Xchange, Inc. has requested that the Company return the sum of $200,000, which he paid to purchase 200,000 shares of the Company's common stock in a private transaction (facilitated by the Company) in October 2000. The Company received $200,000 from the seller of the shares, which shares had been pledged to the Company as security for other obligations. The President of the Wireless Stock Xchange Inc. has registered complaints about the Company's conduct with certain regulatory authorities, including the Securities and Exchange Commission. The SEC has requested certain information from the Company, which the Company has provided. The Company is not aware of any other action having been taken to date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the Annual General Meeting on September 21, 2001, the stockholders approved the election of directors, the increase of authorized shares of Common Stock from 75,000,000 to 150,000,000, approved the appointment of the independent public auditors, and approved the change of the Company's name to Pivotal Self-Service Technologies Inc. The votes for and against were as follows:

      Proposal 1 - To elect the nominees for director below for a term of one year:

                                 FOR         AGAINST      ABSTAIN
      Stephen L. Cussons      18,886,619        0           100
      John G. Simmonds        18,886,619        0           100
      Brian Usher-Jones       18,886,619        0           100
      Gary N. Hokkanen        18,886,619        0           100

      Proposal 2 - To increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000:

                      FOR              AGAINST            ABSTAIN
                  18,851,304           33,490              1,925

      Proposal 3 - To ratify and approve the appointment of PKF CPA's, PC as independent public auditors for the fiscal year ending December 31, 2001:

                      FOR              AGAINST            ABSTAIN
                  18,886,619             100                 0

      Proposal 4 - To approve the change of the name of the Company to Pivotal Self-Service Technologies Inc.

                      FOR              AGAINST            ABSTAIN
                  18,883,269             150               3,300

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The price per share of Company Common Stock was quoted on the NASD's OTC Bulletin Board under the symbol "HYCP" prior to December 15, 1999 when the new OTC Bulletin Board Eligibility Rule went into effect. This rule eliminated listing of companies that were not previously subject to the reporting requirements of the United States Securities and Exchange Commission. On January 19, 2000, the Company filed a registration statement on Form 10SB in order to comply with the new reporting requirements. As the registration statement was not effective prior to December 15, 1999, trading in shares of Company Common Stock was quoted in the "pink sheets" published by the National Quotation Bureau, Inc. under the name "eieiHome.com Inc." and with trading symbol, "EIEI". The Securities and Exchange Commission did not review the Company's registration statement on Form 10SB and the Company was relisted on NASD's OTC Bulletin Board on March 7, 2000 under the symbol, "EIEI". In conjunction with the name change from eieiHome.com Inc. to Wireless Ventures, Inc. the Company's common stock was quoted on the NASD's OTC Bulletin Board under the symbol "WLSV" beginning on September 27, 2000. Concurrently with the change in name from Wireless Ventures Inc. to Pivotal Self-Service Technologies Inc., approved by the shareholers on September 21, 2001 the Company's common stock was quoted on the NASD's OTC Bulletin Board under the symbol "PVSS" beginning on October 4, 2001.

      The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

--------------------------------------
QUARTER ENDED         HIGH     LOW
--------------------------------------
March 31, 2000 (1)   $3.00    $0.75
--------------------------------------
June 30, 2000        $1.875   $0.625
--------------------------------------
September 30, 2000   $10.125  $0.625
--------------------------------------
December 31, 2000    $4.00    $0.187
--------------------------------------
March 31, 2001       $0.3125  $0.06
--------------------------------------
June 30, 2001        $0.20    $.045
--------------------------------------
September 30, 2001   $0.14    $0.051
--------------------------------------
December 31, 2001    $0.09    $0.035
--------------------------------------

(1) The high bid price during the period January 1, 2000 to March 31, 2000 occurred while quoted on the NASD's OTC Bulletin Board. The low bid price during the period January 1, 2000 to March 31, 2000 occurred while quoted in the "pink sheets".

      On March 8, 2002, the Company had approximately 350 shareholders of record. The Company believes it has approximately 500 shareholders including holders whose securities are held in street name or nominee accounts.

      The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

      During the twelve month period ended December 31, 2000, management made the decision to change the business direction of the Company, based on the results of the eieiHome Canadian business ("eieiHome Canada"). Management was of the opinion that ensuring the success of the eieiHome business would require significantly more capital than initially projected. Faced with the prospect of indefinite losses for the foreseeable future, management felt it would be prudent to dispose of the eieiHome Canada business. Effective June 26, 2000 the Company disposed of all of the shares of its wholly owned Canadian subsidiary eieiHome.com Inc.

      On June 15, 2001 the Company acquired all the assets of the 4CASH ATM Services division from IRMG Inc. which was assembling the necessary business partners to operate in the ATM, information kiosk and POS marketplace (referred to herein as the "Self Service Technology Business"). On July 31, 2001, the Company incorporated a wholly owned subsidiary called 4CASH ATM Services Canada Inc. and began to launch the business in the Canada.

      Subsequent to the end of fiscal year 2001 the non-executive members of the Board of Directors decided that the Self Service Technology Business opportunity was not in the best interests of the Company. The decision was based primarily on the additional investment required. On March 5, 2002 the Company sold its wholly owned subsidiary 4CASH ATM Services Canada Inc. together with all the assets and intellectual property rights to operate the Self Service Technology business to IRMG Inc. a private corporation controlled the Company's CEO and CFO, Mr. Stephen L. Cussons and Mr. Gary N. Hokkanen. Concurrently with signing of the letter of intent connected with this transaction Mr. Cussons and Mr. Hokkanen resigned as directors of the Company. Mr. Cussons also resigned as CEO.

      The Company is currently reviewing potential business opportunities and is hopeful that it will shortly be in a position to announce the future direction of the Company.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2001

      During the twelve month period ended December 31, 2001, the Company had a net loss of $2,619,013, representing a loss of $0.09 per share, compared to a loss of $2,429,188 in the twelve month period ended December 31, 2000, (a loss of $0.14 per share). The loss during the 2001 fiscal year can be broadly categorized into five different items:

              1. Losses arising from maintaining the
                 public listing and seeking new
                 business opportunities                    $  436,622
              2. Non-cash financing expenses                2,317,594
              3. Loss from Canadian operations                 48,131
              4. Loss on marketable securities                 17,000
              5. Gain on cancellation of debt                (200,334)
                                                           ----------
                 Net loss for fiscal 2001                  $2,619,013
                                                           ==========

The $2,429,188 loss during the 2000 fiscal year can also be categorized into four different items:

              1. Losses arising from maintaining the
                 public listing and seeking new
                 business opportunities                    $  966,857
              2. Bad debt losses                              510,337
              3. Loss from Canadian operations                504,994
              4. Loss on marketable securities                447,000
                                                           ----------
                 Net loss for fiscal 2000                  $2,429,188
                                                           ==========

LOSSES ARISING FROM MAINTAINING THE PUBLIC LISTING AND SEEKING NEW BUSINESS OPPORTUNITIES - 2001 VERSUS 2000

      Losses from maintaining the public listing and seeking new business opportunities arose primarily from legal costs in pursuing new ventures, audit fees required to maintain public company reporting, interest costs attributable to financing instruments and certain administrative costs to maintain the public company, offset by any revenues the Company generated.

      Total expenses arising from maintaining the public listing and seeking new business opportunities were $436,622 during the twelve month period ended December 31, 2001 down substantially from $966,857 during the twelve month period ended December 31, 2000. During the twelve month period ended December 31, 2001 total expenses arising from maintaining the public listing and seeking new business opportunities consisted of $353,812 in general and administrative expenses down from $685,004 during the comparative period in the prior year. Interest expense on convertible debt was reduced from $301,444 during fiscal 2000 to $74,516 during 2001. The decrease is a result of many debenture holders converting principal and interest outstanding into shares of the Company's common stock. Occupancy costs were higher at $13,294 during the twelve month period ended December 31, 2001 compared to $5,114 during the twelve month period ended December 31, 2000.

      Other income during the twelve month period ended December 31, 2001 was $5,000 compared to $24,705 in the comparative period in the prior year. Other income during fiscal year 2000 consisted of forbearance fees and interest received from the purchaser of the wholly owned Canadian subsidiary.

      The loss in maintaining the public listing and seeking new business opportunities contributed $436,622 of the net loss of $2,619,013 during fiscal year ended December 31, 2001 and contributed a loss per share of $0.016 of the $0.09 net loss per share. During fiscal year ended December 31, 2000 the loss in seeking new business opportunities contributed a $0.055 loss per share of the $0.14 net loss per share.

NON-CASH FINANCING EXPENSES - 2001

      During the twelve month period ended December 31, 2001 the Company recorded non-cash financing expense of $2,317,594 as a result a special offer made to the Company's debenture holders. Debenture holders were offered the ability to exercise warrants received upon the conversion of their convertible debenture at $0.05 per warrant rather than the contracted $0.50 per warrant. The Company used the warrants as a financing mechanism. In addition the conversion of the debentures substantially improved the Company's financial condition. This special inducement offer resulted in debenture holders converting debentures having a face value of $1,524,550 plus accrued and unpaid interest of $55,324 into 6,319,525 shares of the Company's common stock.

      The non-cash financing expense represented the difference in the exercise price between the contracted $0.50 per warrant and the agreed upon $0.05 per warrant times 5,092,010 warrants actually exercised plus 441,767 common shares, valued at $0.05 per share issued to debenture holders who converted their debenture to common shares before the Company improved the special offer to entice further conversion. The improved offer gave the debenture holder a credit for unpaid interest against the amount owed for exercising their warrants.

      The Company did not record any non-cash financing expense during the twelve month period ended December 31, 2000.

      Non-cash financing expenses contributed $2,317,594 of the net loss of $2,619,013 during fiscal year ended December 31, 2001 and contributed a loss per share of $0.084 of the $0.09 net loss per share.

BAD DEBT LOSSES - 2000

      At December 31, 2000 the Company made bad debt provisions on two outstanding receivables, the first for the promissory note obtained in connection with the sale of eieiHome Canada and the second for certain cash advances to a potential investment, which was not pursued.

      The disposition of eieiHome Canada in June 2000 resulted in the Company receiving a promissory note for $718,850 which was paid down to $373,350 by December 31, 2000, primarily through the exercise by the Company of its rights with respect to certain stock pledged as security for the note. Although discussions continue on the status of the note with the purchaser, the Company has written off the note.

      During fiscal 2000 the Company pursued the acquisition of The Wireless Stock Xchange, Inc. which was a development stage company formed to provide refurbished cellular phones through a re-valuing program in conjunction with a charitable foundation. The Company advanced or incurred expenses of $136,987 toward the acquisition which under the letter agreement with The Wireless Stock Xchange, Inc. were recoverable in the event the acquisition did not proceed. The Company has demanded repayment without success and has written off the full amount.

      The bad debt losses during fiscal year ended December 31, 2000 contributed a loss of $0.025 per share to the net loss of $0.14 per share.

LOSS FROM CANADIAN OPERATIONS - 2001 VERSUS 2000

            During the twelve month period ended December 31, 2001, the Company's Canadian operations were conducted through its wholly owned Canadian subsidiary, 4CASH ATM Services Canada Inc. The Canadian operations had a net loss of $48,131. The Canadian subsidiary was incorporated during the month of July 2001 and therefore there was no comparative activity, for this subsidiary during the twelve month period ended December 30, 2000.

      During the twelve month period ended December 31, 2000, the Company's Canadian operations were conducted through its wholly owned Canadian subsidiary, eieiHome.com Inc. The Canadian operations had a net loss of $504,994 during the twelve month period ended December 31, 2000.

      Revenues from 4CASH were $2,499 for the twelve month period ended December 31, 2001, compared to zero in the comparative period in the prior year. Revenues of 4CASH consisted of transaction fees charged to clients utilizing ATM's. During the twelve month period ended December 31, 2001 4CASH incurred $612 in revenue sharing costs with site owners and $1,016 in direct operating costs associated with ATM operations. Gross profit was $1,483 after deductions for revenue sharing and direct operating costs.

      Revenues from eieiHome Canada were $39,413 for the twelve month period ended December 31, 2000, compared to zero during the twelve month period ended December 31, 2001. Revenues of eieiHome Canada consisted primarily of national and local advertisers paying a monthly fee to be represented on the eieiHome web-site.

      Expenses for 4CASH were $50,630 during the twelve month period ended December 31, 2001 and zero in the comparative period in the prior year. The operating expenses of 4CASH were primarily employment and travel related costs to develop the self-service technology business.

      Expenses for eieiHome Canada were $544,407 during the twelve month period ended December 31, 2000 and zero in during the twelve month period ended December 31, 2001. The operating expenses of eieiHome Canada were primarily employment costs to develop the eieiHome.com web-site and advertising costs to launch the new business.

      The loss from Canadian operations contributed a loss of $0.001 of the $0.09 net loss per share in 2001. During fiscal year ended December 31, 2000 the loss from Canadian operations contributed a $0.03 loss per share of the $0.14 net loss per share.

LOSS ON MARKETABLE SECURITIES - 2001 VERSUS 2000

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

      Although the shares initially traded at over $6.00 per share, the shares declined in value to close at $0.275 on December 30, 2000. The Company valued the investment at December 31, 2000 at $33,000 (having applied a further 25% discount to the market value due to the restricted nature of the common shares) and regarded the $447,000 decline in value as a realized loss on marketable securities during the year ended December 31, 2000. During fiscal 2001 the share value continued to decline to close at $0.10 per share on December 31, 2001. The Company once again regarded the $17,000 decline in value as a realized loss on marketable securities during the year ended December 31, 2001. These shares have been pledged to the Company's counsel as part of a fee settlement.

      The loss on marketable securities during fiscal year ended December 31, 2001 contributed a loss of less than $0.01 of the $0.09 loss per share and contributed a loss of $0.026 per share to the net per share loss of $0.14 during the twelve month period ended December 31, 2000.

GAIN ON CANCELLATION OF DEBT - 2001

      During the twelve month period ended December 31, 2001, the Company recorded a gain of $200,334 on cancellation of debt. The gain consisted of three items:

            Retired principal and interest
              related to convertible debentures   $103,430
            Legal fee debt forgiveness              76,821
            Management fee forgiveness              20,083
                                                  --------
            Total                                 $200,334
                                                  ========

      During fiscal 2000 the Company sold eieiHome Canada and part of the consideration was cancellation of certain of the Company's convertible debentures. At time of closing certain of the assignment documents were incomplete. During the third quarter of fiscal 2001 the Company received the completed documentation and an acknowledgment from the purchaser that these additional liabilities had in fact been transferred to the purchaser. As a result the Company recorded the retirement of principal totaling $101,000 and interest of $2,430 as a gain during the twelve month period ended December 31, 2001.

      During fiscal 2001 the Company settled $416,821 owed to the Company's counsel by issuing 1,800,000 common shares, issuing a $160,000 short term note and receiving debt forgiveness of $76,821. The debt forgiveness component of the agreement was recorded as a gain on cancellation of debt.

      Also during fiscal 2001, IRMG Inc., a corporation that provides management services to the Company, agreed to forgive $185,083 in outstanding fees in order to improve the Company's financial position. $20,083 of the amount was recorded as a gain on cancellation of debt with the balance credited against operating expenses.

      The gain on cancellation of debt during fiscal year ended December 31, 2001 contributed a gain of $0.007 per share to the net per share loss of $0.09.


FINANCIAL CONDITION

AS AT DECEMBER 31, 2001

      Total assets of the Company decreased from $135,799 as at December 31, 2000 to $31,196 as at December 31, 2001. Current assets at December 31, 2000 consisted of $96,517 owed by Simmonds Capital Limited, a related party, marketable securities valued at $33,000 and cash and prepaid expenses totaling approximately $6,282. Current assets at December 31, 2001 consisted of marketable securities valued at $16,000 (which have been pledged to the Company's counsel), prepaid expenses (representing prepaid rent) of $5,879 and accounts receivable of $1,554.

      The amount owed by Simmonds Capital Limited was recovered by netting the amount against the number of common shares issued to Simmonds Capital Limited upon the conversion of a $2 million convertible debenture during June 2001.

      During fiscal year 2000, the Company invested $480,000 in securities of Vianet. The investment was in units consisting of 160,000 common shares and warrants to purchase an additional 240,000 common shares. The common shares were purchased at $3.00 per share and closed at a trading value of $0.275 per share on December 30, 2000. The Company has applied a 25% valuation discount to the market price at December 30, 2000 due to the restricted nature of the common shares and valued the investment at $33,000 as at December 31, 2000. During fiscal year 2000, management judged the decline in market value as other than temporary and accordingly recorded a $447,000 loss on marketable securities in the statement of operations during the year ended December 31, 2000. During the twelve month period ended December 31, 2001 the trading value of the securities continued to erode and closed at $0.10 per share on December 31, 2001. Accordingly, the Company has valued the marketable securities at $16,000 and recorded a $17,000 loss on marketable securities in the statement of operations during the year ended December 31, 2001. The Company also pledged the securities to the Company's US counsel as part of a settlement on legal fees owed.

      During the twelve month period ended December 31, 2001 the Company acquired equipment having a net book value of $7,763 at year end. At December 31, 2000 the Company had no equipment.

      Total liabilities of the Company decreased from $4,629,414 as at December 31, 2000 to $570,347 at December 31, 2001. During the year the Company restructured several of its outstanding liabilities, either through debt forgiveness or conversion to common stock.

      Simmonds Capital Limited agreed to convert its convertible debenture to shares of the Company's common stock during June 2001. Liabilities totaling $2,194,195 offset by the amount $82,469 owed by Simmonds Capital Limited to the Company, as at December 31, 2000 were converted into 2,111,726 shares of the Company's common stock.

      Third party senior subordinated convertible debentures totaling $1,762,050 at December 31, 2000 were also reduced to $141,500 through a program of conversion to common stock. Debentures having a face value of $1,524,550 plus accrued interest of $55,324 were converted into 6,319,525 common shares.

      Accounts payable and accrued expenses (exclusive of interest) totaled $537,333 at December 31, 2000 and totaled $239,008 at December 31, 2001.
Accounts payable at December 31, 2000 totaled $451,778 and totaled $169,982 at December 31, 2001. The decrease in accounts payable is attributable to the Company's efforts to reduce liabilities through a restructuring process of debt forgiveness of conversion to common stock. Accrued directors fees of $52,000 at December 31, 2000 were reduced to $18,300 at December 31, 2001, by certain former directors accepting common stock as part of a settlement. Accrued professional fees fell from $33,555 at December 31, 2000 to $23,000 at December 31, 2001. Accrued expenses - other were $29,500 at December 31, 2001 and consisted of amounts accrued with respect to the self-service technology business.

      Accrued interest expense as at December 31, 2000 totaled $330,031, consisting of $115,121 in interest owed to third parties under the Senior Subordinated Convertible Debentures and $214,910 owed to affiliates, were reduced to $21,226 through conversion to common stock by both SCL and third party debenture holders.

      The stockholders' deficit decreased from $4,493,615 as at December 31, 2000 to $539,151 as at December 31, 2001. The decrease of approximately $3,954,000 is attributable to an increase in common stock, common subscribed and additional paid-in capital partially offset by the loss for the year. Common stock and additional paid in capital increased by approximately $6,532,000 and is comprised of common stock issued as follows:

             1. Conversion of Simmonds Capital Limited debenture,
             2. Non-cash financing expense associated with the exercise of certain warrants,
             3. Conversion of third party debentures,
             4. Debt settlements, and
             5. Exercise of warrants.

      The Company issued 2,111,726 common shares to Simmonds Capital Limited for net liabilities totaling approximately $2,111,000. Although no common stock was directly issued in connection with non-cash financing expense, additional paid in capital increased by approximately $2,318,000 as a result. The non-cash financing expense is primarily the result of a special inducement feature of the Company's convertible debenture. The Company offered debenture holders the ability to exercise their warrants received at a reduced rate of $0.05 per warrant, rather than the contracted $0.50 per warrant, as a result of the conversion of their convertible debenture. Third parties converted principal plus interest of approximately $1,580,000 to 6,319,525 common shares. The Company issued 2,426,000 common shares in satisfaction of liabilities totaling approximately $273,000. The Company issued 5,092,010 common shares upon the exercise of warrants and 441,767 to debenture holders who exercised warrants prior to the Company enhancing the conversion offer. Lastly the Company issued 10,000,000 common shares in the acquisition of the 4CASH ATM division of IRMG (this transaction however did not result in an increase in common stock and paid in capital due to equal and offsetting charges to common stock and additional paid in capital).

      Subsequent to December 31, 2001 the Company issued 500,000 shares to an investor for $25,000 received (net of a 10% commission) and 375,000 shares to a third party for investor and public relations services received, valued at $18,750. Accordingly at December 31, 2001 the Company recorded common stock subscribed of $41,250. There was no common stock subscribed at December 31, 2000.

      The Company's deficit increased from $5,772,539 at December 31, 2000 to $8,391,552 at December 31, 2001 as a result of the $2,619,013 loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

      The significant losses and working capital deficit at December 31, 2001 have called into question the Company's ability to continue to operate as a going concern. The Company's ability to fund losses arising from seeking new business opportunities is connected to its ability to raise external financing. If the Company is unable to obtain additional financing and acquire a business that will generate operating cashflows in the near future, if may be forced to liquidate.

      During 2001, the Company announced a special one-time warrant offer to the existing senior subordinated debenture holders and current warrant holders in order to raise funds to meet current operating needs. The special reduced warrant offer allowed warrant holders to purchase the attached share at a reduced price of $0.05 instead of the $0.50. The offer originally expired on July 31, 2001 but was subsequently extended to September 30, 2001. The Company further enhanced the offer in order to encourage conversion and exercise of the warrants to raise funds. For those who chose to exercise under the revised plan, the amount owed by the debenture holder upon exercise of the warrants was reduced by the accrued interest to date. In effect, the accrued interest was paid to the debenture holders if they exercised their warrants. If the warrant holders chose not to exercise their warrants, then the exercise price of the warrant reverted back to the original $0.50. The purpose of the special offer was not only to raise funds to meet short term cash flow needs but also to provide an incentive for the debenture holders to convert and ultimately improve the Company's financial condition.

      At December 31, 2001 there remained 1,227,515 issued but unexercised warrants outstanding and 650,904 warrants issuable upon the conversion of the Company's remaining unconverted debentures (all exercisable at $0.50 per warrant) that could provide a financing source in the future given the right business opportunity. However, the Company cannot offer any assurances that the existing debenture or warrant holders would agree to convert to common shares or exercise their resulting warrants. Simmonds Capital Limited also holds 5,000,000 warrants to purchase the Company's common stock at an exercise price of $0.50 per warrant. Due to the current market conditions it is unlikely that Simmonds would or could exercise these warrants.

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

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      BRIAN USHER-JONES, 55, Director, was appointed to the Board on June 15, 2001. Mr. Usher-Jones has been a merchant banker since 1995 and was the former President of MB Capital Corporation and Thomson Kernaghan Co. Ltd., a brokerage house in Toronto, Ontario. Mr. Usher-Jones currently serves as a director of various public companies including Xplore Technologies Corp. and Calvalley Petroleum Inc.

      JOHN G. SIMMONDS, 50, Director, served as a Director of the Company during the period October 15, 1999 to March 23, 2001. Mr. Simmonds is an entrepreneur with several years' experience in the wireless communications industry. Mr. Simmonds has been involved in many business opportunities including distribution, golf course development, gaming, wireless products, and manufacturing. Mr. Simmonds founded SCL (TSE: SMM) in 1991 and also launched TrackPower (OTCBB: TPWR) in 1998. Mr. Simmonds is a director of SCL and TrackPower, Inc., and has served on several boards during his business career.

      GARY N. HOKKANEN, 46, CFO since July 5, 2001. Mr. Hokkanen, who holds a Bachelor of Arts degree from the University of Toronto and is a C.M.A., is interim CFO of the Company. Mr. Hokkanen is also a Director and Officer of IRMG, a Toronto based management consulting firm. Mr. Hokkanen was CFO of SCL from July 1998 to January 2001 and was CFO of Trackpower Inc. from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen was Treasurer of SCL. Mr. Hokkanen was a Director of the Company beginning on July 5, 2001 until his resignation on February 22, 2002. Mr. Hokkanen resigned as a Director in accordance with the Company's agreement to cease pursuing the self-service technology business.

ITEM 10.  EXECUTIVE COMPENSATION.


                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------
                                                                  Long-Term
                                      Annual Compensation        Compensation
                                                                    Awards
                          ----------------------------------------------------
                                                    Other Annual                 All Other
Name and Principal         Year   Salary    Bonus   Compensation  Options (#)  Compensation
Position                           ($)       ($)         ($)                        ($)
-------------------------------------------------------------------------------------------
Paul K. Hickey(1)          2001    ---       ---        ---         100,000
                           2000    ---       ---        ---         300,000
                           1999    ---       ---        ---           ---
-------------------------------------------------------------------------------------------
Angelo G. MacDonald(2)     2001    ---       ---        ---         100,000
                           2000   38,000     ---        ---         400,000
                           1999   14,250     ---        ---           ---
-------------------------------------------------------------------------------------------
John G. Simmonds           2001    ---       ---        ---         250,000
Chief Executive            2000    ---       ---        ---         300,000
Officer(3)(7)(8)           1999    ---       ---        ---           ---
-------------------------------------------------------------------------------------------
David C. O'Kell,(4)(7)     2001    ---       ---        ---         100,000
                           2000    ---       ---        ---         300,000
                           1999    ---       ---        ---           ---
-------------------------------------------------------------------------------------------
Stephen L. Cussons(5)(9)   2001    ---       ---        ---         250,000
                           2000    ---       ---        ---           ---
                           1999    ---       ---        ---           ---
-------------------------------------------------------------------------------------------
Gary N. Hokkanen,          2001    ---       ---        ---         250,000
Chief Financial            2000    ---       ---        ---         150,000
Officer(6)(7)(8)(9)        1999    ---       ---        ---           ---
-------------------------------------------------------------------------------------------

(1) Mr. Hickey served as interim CEO from August 10, 1999 to October 15, 1999 and interim CEO and CFO from March 23, 2001 to June 15, 2001. The 300,000 options granted to Mr. Hickey in his capacity as a director in 2000 were returned to the Company on June 15, 2001 and replaced with 100,000 options.

(2) Effective November 1, 1999 Mr. MacDonald was appointed CEO of the Company with an annual salary of $114,000. Mr. MacDonald resigned as CEO on July 10, 2000. Mr. MacDonald was granted 700,000 options during the fiscal year ended December 31, 2000. Three hundred thousand (300,000) were granted in his capacity as a director of the Company and 400,000, vesting over three years, were granted in his capacity as CEO. As a result of his resignation as CEO 300,000 of the options granted in his capacity as CEO expired. The 300,000 options granted to Mr. MacDonald in his capacity as a director in 2000 were returned to the Company on June 15, 2001 and replaced with 100,000 options. Mr. MacDonald also served as Secretary from November 21, 2000 to June 15, 2001.

(3) Mr. Simmonds was appointed CEO of the Company on July 10, 2000 and resigned on March 23, 2001. The 300,000 options granted to Mr. Simmonds in his capacity as a director in 2000 were returned to the Company on June 15, 2001. Mr. Simmonds was reappointed CEO of the Company on February 22, 2002.

(4) Mr. O'Kell served as Secretary from October 15, 1999 to November 21, 2000. The 300,000 options granted to Mr. O'Kell in his capacity as a director in 2000 were returned to the Company on June 15, 2001 and replaced with 100,000 options.

(5) Mr. Cussons was CEO of the Company from June 15, 2001 to February 22, 2002. The 250,000 options granted to Mr. Cussons in his capacity as a director during 2001 were returned to the Company on February 22, 2002.

(6) Mr. Hokkanen served as CFO of the Company from October 15, 1999 to March 23, 2001 and was reappointed CFO on July 5, 2001. Mr. Hokkanen also served as Secretary for the period July 5, 2001 to February 22, 2002. The 250,000 options granted to Mr. Hokkanen in his capacity as a director during 2001 were returned to the Company on February 22, 2002.

(7) For the period October 15, 1999 to December 31, 2000 the services of Mr. Hokkanen, Mr. O'Kell and Mr. Simmonds were provided to the Company as part of the services pursuant to the management services contract with Simmonds Capital Limited ("SCL") pursuant to which the Company paid SCL a fee of $15,000 per month for certain management services including the part time services of Mr. Hokkanen, Mr. O'Kell, and Mr. Simmonds.

(8) For the period January 1, 2001 to June 15, 2001 the Company agreed to pay IRMG $15,000 per month for certain management services including the part time services of Mr. Hokkanen and Mr. Simmonds.

(9) For the period June 15, 2001 through October 31, 2001, the Company agreed to pay IRMG for the full time services of Mr. Cussons and Mr. Hokkanen at a rate of $55,000 per month. For the period November 1, 2001 to February 22, 2002 IRMG agreed to a reduced rate of $19,300 per month. IRMG agreed to write-off the majority of the fees accrued prior to October 31, 2001.


OPTION GRANTS TABLE FOR FISCAL 2001

      The following table sets forth information concerning stock option grants made during the fiscal year ended December 31, 2001 under the Company's 2000 Stock Option Plan to the executive officers named in the Summary Compensation table. These grants are also reflected in the Summary Compensation Table.

--------------------------------------------------------------------------------
                                         Individual Grants
--------------------------------------------------------------------------------
       Name                 Options       % of       Exercise    Expiration
                           Granted(#)     Total        Price        Date
                              (1)        Options     ($/Share)
                                        Granted to
                                        Employees
                                        in Fiscal
                                          2001
--------------------------------------------------------------------------------
Angelo G. MacDonald(2)      100,000        7%         $0.10      June 15, 2004
--------------------------------------------------------------------------------
Paul K. Hickey(2)           100,000        7%         $0.10      June 15, 2004
--------------------------------------------------------------------------------
David C. O'Kell(2)          100,000        7%         $0.10      June 15, 2004
--------------------------------------------------------------------------------
John G. Simmonds            250,000       17%         $0.10     August 28, 2011
--------------------------------------------------------------------------------
Stephen L. Cussons(3)       250,000       17%         $0.10     August 28, 2011
--------------------------------------------------------------------------------
Gary N. Hokkanen(3)         250,000       17%         $0.10     August 28, 2011
--------------------------------------------------------------------------------

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

(2) Messrs. MacDonald, Hickey and O'Kell each returned 300,000 options granted in their capacity as directors during 2000 on June 15, 2001 and were granted 100,000 options each in return.

(3) Messrs. Cussons and Hokkanen each returned 250,000 options granted during 2001 in their capacity as directors on February 22, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

      The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

-------------------------------------------------------------------------------------
                                                                       Value of
                                                    Number of         Unexercised
                          Shares                   Unexercised        In-the-Money
                         Acquired      Value        Options at         Options at
                        on Exercise  Realized   December 31, 2001   December 31, 2001
        Name                                                           exercisable/
                                                                     unexercisable(1)
-------------------------------------------------------------------------------------
Angelo G. MacDonald        0            $0            200,000              (2)
-------------------------------------------------------------------------------------
Paul K. Hickey             0            $0            100,000              (2)
-------------------------------------------------------------------------------------
John G. Simmonds           0            $0            250,000              (2)
-------------------------------------------------------------------------------------
David C. O'Kell            0            $0            100,000              (2)
-------------------------------------------------------------------------------------
Stephen L. Cussons(3)      0            $0            250,000              (2)
-------------------------------------------------------------------------------------
Gary N. Hokkanen(3)        0            $0            400,000              (2)
-------------------------------------------------------------------------------------

(1) Represents the difference between the fair market value of securities underlying the options and the exercise price of the options at fiscal year end.

(2) None of options outstanding at December 31, 2001 under the 2000 Stock Option Plan were In-the-Money.

(3) Messrs. Cussons and Hokkanen each returned 250,000 options granted during 2001 in their capacity as directors on February 22, 2002.

COMPENSATION OF DIRECTORS

      The Company currently does not compensate directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

      The Company does not have any employment agreements with any of its current officers.

      Effective February 22, 2002, Stephen L. Cussons resigned as CEO of the Company. John G. Simmonds was appointed interim CEO on February 22, 2002.


      No retirement, pension or similar program has been adopted by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) As of March 8, 2002 there were 43,583,606 shares of Company Common Stock, par value, $.001, issued and outstanding. To the knowledge of the Company, the following persons are the beneficial owners of more than five percent of the Company's voting securities:

-----------------------------------------------------------------------------
Title of Class     Name and Address of            Amount and     Percent
                   Beneficial Owner               Nature of      of Class
                                                  Beneficial
                                                  Ownership
-----------------------------------------------------------------------------
Company common     1500450 Ontario Limited       12,513,426(1)   25.8%(2)
stock, par value   119 Alexis Blvd.,
$0.001             Toronto, ON
                   M3H 2P8
-----------------------------------------------------------------------------
Company common     IRMG Inc.                      5,000,000      11.5%
stock, par value   5925 Airport Rd., Suite 200
$0.001             Mississauga, ON  L4V 1W1
                   CANADA
-----------------------------------------------------------------------------
Company common     Konstatine J. Lucas            2,240,000       5.1%
stock, par value   9715 Tunney Ave.
$0.001             Northridge, CA 91324
-----------------------------------------------------------------------------

(1) This number includes 7,513,426 shares of Company Common Stock and the exercise of warrants to purchase 5,000,000 shares of Company Common Stock. See "Certain Relationships and Related Transactions".

(2) The beneficial ownership percent is based upon a total of 48,583,606 shares of Company Common Stock assuming the exercise of the warrants.

(b) As of March 8, 2002, Directors and Officers of the Company had the following beneficial interest in the shares of Company Common Stock:

-----------------------------------------------------------------------------
Title of Class     Name and Address of            Amount and     Percent
                   Beneficial Owner               Nature of      of Class(2)
                                                  Beneficial
                                                  Ownership(1)
-----------------------------------------------------------------------------
Company common     John G. Simmonds(3)           5,900,000      13.5%
stock, par value   13980 Jane Street
$0.001             King City, Ontario, Canada
                   L7B 1A3
-----------------------------------------------------------------------------
Company common     Brian Usher-Jones(4)          5,777,346      13.2%
stock, par value   81 Glengowan Rd.
$0.001             Toronto, Ontario
                   M4N 1G5
-----------------------------------------------------------------------------
Company common     Gary N. Hokkanen(5)           5,650,000      12.9%
stock, par value   60 Dersingham Crescent
$0.001             Thornhill, Ontario, Canada
                   L3T 4E8
-----------------------------------------------------------------------------
                   Total Directors and Officers  7,327,346      16.6%
                   (3 persons)
-----------------------------------------------------------------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by such persons.

(2) Based on 43,583,606 shares outstanding on March 8, 2002.

(3) Includes (a) 500,000 shares of the Company's Common Stock; (b) 100,000 shares of the Common Stock owned by Mr. Simmonds' wife; (c) 50,000 shares of the Common Stock held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Jack Simmonds; (d) 250,000 options to acquire Common Stock granted under the Stock Option Plan effective August 28, 2001, at an exercise price of $0.10 per share, vesting over two years from grant date; and (e) an option granted by IRMG to John Simmonds, or his designee, to acquire 5,000,000 shares of Common Stock from IRMG during the period February 22, 2002 to March 31, 2002 at an exercise price of $0.01 per share.

(4) Includes (a) 527,346 shares of the Company's Common Stock; (b) 250,000 options to acquire Common Stock granted under the Stock Option Plan effective August 28, 2001, at an exercise price of $0.10 per share, vesting over two years from grant date; and (c) an option granted by IRMG to Brian Usher-Jones, or his designee, to acquire 5,000,000 shares of Common Stock from IRMG during the period February 22, 2002 to March 31, 2002 at an exercise price of $0.01 per share.

(5) Includes (a) 500,000 shares of the Company's Common Stock; (b) 150,000 options to acquire the Common Stock granted under the Stock Option Plan effective March 29, 2000, at an exercise price of $.25 per share, all of which are fully exercisable; and (c) 5,000,000 shares of the Common Stock owned by IRMG which IRMG has granted an option on to John G. Simmonds and Brian Usher-Jones, or their designee.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past three fiscal years and through December 31, 2001, there have been no material transactions in which the Company or any of its subsidiaries was a party, and in which any director or officer of the Company had a direct or indirect material interest, except as set forth below.

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

      The 12,250,000 shares of Company Common Stock acquired by SCL in this transaction, together with the 151,700 shares of Company Common Stock they acquired in the transaction with MicroTel, constituted approximately 52% of the outstanding shares of Company Common Stock, assuming the conversion of the debenture and the exercise of all of the warrants.

      The Company entered into a Management Services Agreement with SCL as of October 14, 1999 to pay $15,000 per month for certain management services including the part time services of Mr. Hokkanen and Mr. Simmonds. This arrangement remained in place until December 31, 2000. For the period January 1, 2001 until June 15, 2001 IRMG Inc., a corporation controlled by Mr. Cussons and Mr. Hokkanen provided certain management services including the part time services of Mr. Hokkanen and Mr. Cussons for a fee of $15,000 per month. From June 15, 2001 to October 31, 2001 IRMG provided the full time management services of Mr. Cussons and Mr. Hokkanen for a fee of $55,000 per month. Effective November 1, 2001 and until the termination of the agreement on February 22, 2002 IRMG agreed to a reduced fee of $19,300 per month. During the four quarter of fiscal 2001 IRMG agreed to write off the majority of the pre June 15, 2001 management fees which were outstanding as part of a restructuring of the Company.

      On June 15, 2001 the Company acquired 4Cash ATM Services a division of IRMG Inc. In consideration for all of the 4Cash assets, the Company issued to IRMG, 10,000,000 common shares and 1,100,000 million five-year warrants to Mr. Stephen L. Cussons to purchase the Company's Common Stock at an exercise price of $0.10 per share. Subject to the achievement of certain net profit objectives, IRMG would earn an additional 10,000,000 common shares and 5,000,000 three years warrants. As part of the transaction Mr. Cussons and Mr. Hokkanen were appointed CEO and CFO, respectively. Mr. Cussons and Mr. Hokkanen were also appointed directors of Pivotal.

      Subsequent to June 15, 2001, IRMG repurchased the IRMG common stock of certain IRMG shareholders (including Mr. Simmonds, a director of the Company) with 5,000,000 shares of Common Stock, 2,000,000 of 10,000,000 additional shares of Common Stock to be issued subject to certain net profit performance criteria and 1,000,000 of 5,000,000 warrants also subject to certain net profit performance criteria. After the repurchase transaction described above IRMG retained a direct investment in 5,000,000 shares of Common Stock.

      On June 25, 2001 the Company entered into an exclusive three year services agreement with TrackPower Inc., corporation in which Mr. Simmonds is an officer. Under the terms of the agreement Trackpower granted to 4Cash the exclusive right to act as their ATM partner to install, maintain and operate ATMs in locations that Trackpower contracts with at any Racetrack or Gaming related facility. On November 1, 2001 the Company, with the mutual consent of Trackpower, terminated the June 25, 2001 services agreement.

      On June 28, 2001 SCL agreed to convert the principal and interest due under its $2 million convertible debenture to Pivotal common stock at $1.00 per share. The conversion resulted in SCL receiving 2,111,726 shares of the Company's Common Stock in exchange for $2 million in principal under the debenture, $194,195 of accrued but unpaid interest offset by $82,469 owed by SCL to Pivtoal. As part of the conversion agreement, the warrants to purchase 5,000,000 shares of the Company's common shares issued to SCL on October 14, 1999 with exercise prices ranging between $1.00 and $3.00 were all repriced to $0.50 per share. In addition, the original expiry dates, which ranged from October 14, 2005 to October 14, 2009 were all revised to December 31, 2004.

      On February 18, 2002 SCL transferred 7,513,426 shares of the Company's common stock and warrants to purchase 5,000,000 additional common shares to 1500450 Ontario Limited as part of settlement with a secured lender.

      On March 5, 2002 the Company sold the self-service technology business, acquired on June 15, 2001 back to IRMG. Under the terms of the sale the Company sold its wholly owned subsidiary, 4CASH ATM Services Canada Inc., together with all the intellectual property rights to operate the business and the name "Pivotal Self-Service Technologies" to IRMG in exchange for:

      (a) The cancellation of warrants to purchase 5,000,000 Common Shares of Pivotal issued to IRMG,

      (b) The cancellation of IRMG's right to earn 10,000,000 Common Shares of Pivotal upon achievement of certain net profit performance criteria,

      (c) The cancellation of warrants to purchase 1,100,000 Common Shares of Pivotal issued to Mr. Cussons, and

      (d) Cancellation of the IRMG management services contract.

      In connection with the transaction, Mr. Cussons and Mr. Hokkanen resigned as directors of the Company and Mr. Cussons resigned as President and CEO. Mr. Hokkanen agreed to serve as interim CFO until a new business opportunity was found for the Company. Effective February 22, 2002 Mr. John G. Simmonds was appointed CEO.

      In connection with this transaction IRMG granted Mr. Simmonds and Mr. Brian Usher-Jones (the remaining directors of the Company), or their designee, an option to acquire part or all of IRMG's 5,000,000 common shares of Pivotal prior to March 31, 2002 for $0.01 per share and an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately US$104,350, owed to IRMG for a cash payment of Cdn$25,000 no later than March 31, 2002. Mr. Cussons and Mr. Hokkanen have agreed to return all options granted to them in their capacity as directors of the Company.

      During the past three years, no relatives, spouses or relatives of spouses of officers or directors were involved in material transactions with the Company, and no such transaction is currently proposed.

      During the past three fiscal years and the current fiscal year, no officer or director and no affiliate of any officer or director, has been indebted to the Company.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

  Exhibit No.     Description
  -----------     -----------
      3.1         Certificate of incorporation, as amended to date (1)

      3.2         Bylaws as currently in effect. (1)

      4.1         Specimen certificate for Company Common Stock. (1)

      4.2         U.S. $2,000,000 8% Convertible Debenture due April 15, 2003 issued by HyComp, Inc. to Simmonds Capital Limited. (1)
      4.3         U.S. $500,000 demand promissory note issued by HyComp, Inc. to
                  Simmonds Capital Limited. (1)

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

      10.5 Asset purchase agreement dated June 15, 2001 by and between Wireless Ventures Inc. and IRMG Inc. (3)

      10.6        ATM services agreement dated June 12, 2001 by and between 4Cash a division of
                  IRMG Inc. and Trackpower, Inc. (3)

      10.7        Purchase and Sale Agreement by and between Pivotal Self-Service Technologies
                  Inc. and IRMG Inc. dated March 5, 2002. *

      22.1        Proxy Statement dated February 7, 2000, in respect of the Special
                  Meeting of Stockholders. (1)

      22.2        Proxy Statement dated September 13, 2000, in respect of a Special
                  Meeting of Stockholders. (4)

      22.3        Proxy Statement dated August 27, 2001, in respect of the Annual
                  Meeting of Stockholders. (5)

(1) Incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on January 19, 2000, as amended by the first and second amendments to the Form 10-SB filed with the SEC on February 17, 2000 (File no. 1-15627).

(2) Incorporated by reference to the exhibits of the Company's Form 8-K filed with the SEC on August 4, 2000.

(3) Incorporated by reference to the exhibits of the Company's Form 8-K filed with the SEC on June 26, 2001.

(4) Incorporated by reference to the Company's Form DEF14A filed with the SEC on September 11, 2000.

(5) Incorporated by reference to the Company's Form DEF14A filed with the SEC on August 27, 2001.

-----------

* Filed herewith

(b)  Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  April 15, 2002
                                          PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                  By:

                      /s/ John G. Simmonds
                      --------------------------------------------
                                 JOHN G. SIMMONDS,  CEO


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                        TITLE                  DATE

/s/ John G. Simmonds
---------------------------
     JOHN G. SIMMONDS          Chairman/CEO/Director     April 15, 2002
                               (principal executive
                                     officer)


/s/ Brian Usher-Jones
---------------------------
     BRIAN USHER-JONES               Director            April 15, 2002


/s/ Gary N. Hokkanen
---------------------------
     GARY N. HOKKANEN               Interim CFO          April 15, 2002
                               (principal accounting
                                     officer)