Form 10QSB
period 2002-03-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2002-05-15
CIK 49397

      As filed with the Securities and Exchange Commission on May 15, 2002


===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ________________

                        Commission file number 001-15627

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                   042451506
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
       Incorporation)

                           67 WALL STREET, SUITE 2211
                          NEW YORK, NEW YORK 10005-3198
                    (Address of Principal Executive Offices)

                                 (212) 859-5019
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES X                                 NO __

The number of shares of common stock outstanding as of March 31, 2002:
44,458,606

===============================================================================

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.




                                      INDEX


    PART I          FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Balance Sheet....................................................................   3
                           Statements of Operations and Comprehensive (Loss)................................   4
                           Statements of Cash Flows.........................................................   5
                           Notes to Financial Statements....................................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................   9





    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  13

    Item 2.         Change in Securities and Use of Proceeds................................................  13

    Item 3.         Defaults Upon Senior Securities.........................................................  13

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  13

    Item 5.         Other Information.......................................................................  13

    Item 6.         Exhibits and Reports on Form 8-K........................................................  14
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures..............................................................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


ASSETS

Current Assets:
    Cash                                                                                                  $  42,757
    Marketable securities (see Note 3)                                                                       17,600
--------------------------------------------------------------------------------------------------------------------
                                                                                                             60,357
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                              $  60,357
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable (including $111,410 due to related parties)                                           $ 208,144
   Note payable                                                                                             155,000
   Accrued expenses - professional fees                                                                      27,500
   Accrued expenses - interest                                                                               24,017
   Accrued expenses - directors' fees                                                                        18,300
   Accrued expenses - other                                                                                   7,152
   Senior subordinated convertible debentures                                                               141,500
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                   581,613


Stockholders' (deficit)
   Common stock, $.001 par value, 150,000,000 shares authorized,
   44,458,606 shares issued and outstanding at March 31, 2002.                                               44,458
   Preferred stock, $100 par value, 8%, non-voting, convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                          -
   Additional paid-in capital                                                                             7,874,011
   Accumulated deficit                                                                                  (8,441,325)
   Accumulated other comprehensive income                                                                     1,600
--------------------------------------------------------------------------------------------------------------------
Total stockholders' (deficit)                                                                             (521,256)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                             $  60,357
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (UNAUDITED)



                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                    2002     2001

 Revenues                                                                                         $    -         $    -
 -----------------------------------------------------------------------------------------------------------------------

 Expenses:
     General and administrative expenses                                                        $ 52,471       $ 89,509
     Interest                                                                                      2,791         74,115
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                                                   55,262        163,624

 Loss from Canadian subsidiary operations (note 7)                                               (4,247)              -
 -----------------------------------------------------------------------------------------------------------------------
 Net (loss) before extraordinary item                                                           (59,509)      (163,624)

 Extraordinary item - forgiveness of debt (note 6)                                                 9,736              -

 =======================================================================================================================
 Net (loss)                                                                                    $(49,773)     $(163,624)
 =======================================================================================================================

 -----------------------------------------------------------------------------------------------------------------------
 Basic and diluted net loss per share of common stock
 -----------------------------------------------------------------------------------------------------------------------
       Before extraordinary item                                                                 $(0.00)        $(0.01)
 -----------------------------------------------------------------------------------------------------------------------
       Extraordinary item                                                                           0.00              -
 -----------------------------------------------------------------------------------------------------------------------
       After extraordinary item                                                                  $(0.00)        $(0.01)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding                                         44,042,123     16,672,765
 -----------------------------------------------------------------------------------------------------------------------




                                                                         Comprehensive
                                                                             (Loss)

 Net (loss)                                                                                    $(49,773)     $(163,624)
 Other comprehensive gain (loss):
 Unrealized holding gain on marketable securities                                                  1,600              -
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                                                          $(48,173)     $(163,624)
 -----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                Three Months Ended
                                                                                                      March 31,

                                                                                                    2002         2001
   -------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN OPERATIONS
       Net loss                                                                                $(49,773)   $(163,624)
       Adjustments to reconcile net loss
         To net cash (used in) operating activities:
            Depreciation and amortization                                                            135            -
            Common stock issued in rent settlement                                                27,065            -
            Gain on forgiveness of debt                                                           (9,736)           -
        Changes in working capital accounts net of disposition of
            subsidiary:
            Prepaid expenses                                                                       5,879          305
            Accounts payable and accrued expenses                                                 24,187      138,018
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                                       (2,243)     (25,301)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
             Due to affiliates, net                                                               45,000       25,253
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                                     45,000       25,253
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                                    42,757         (48)
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                          -           97
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                          $42,757       $   49
   -------------------------------------------------------------------------------------------------------------------

Non cash financing activities:

         The Company issued 541,300 common shares valued at $27,065 to a third party as partial settlement on an office lease obligation.

         As a result of the disposition of its subsidiary, the Company recorded a charge to paid-in capital of $39,003.


                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

         The accompanying unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

         Until February 2002, the Company's principal business was formerly operated through 4CASH ATM Services Canada Inc., ("4CASH") an Ontario corporation and wholly owned subsidiary of the Company (the "Canadian Former Subsidiary"), which operated in the self-service technology sector (defined as the deployment of Automated Teller Machines, information kiosks and Point of Sale debit machines). The Company sold 100% of the Canadian Former Subsidiary on March 5, 2002.


NOTE 2 - RECENT DEVELOPMENTS

         During February 2002, the Board of Directors made the decision not to continue to pursue the self-service technology business plan. On March 5, 2002 the Company sold its wholly-owned subsidiary, 4CASH, to IRMG Inc. ("IRMG"), a private corporation controlled by the Company's former CEO and current CFO (Mr. Stephen L. Cussons and Mr. Gary N. Hokkanen, respectively). Since that time, the Company has actively sought alternative new business opportunities.

         Under the agreement Pivotal sold its wholly owned subsidiary, 4CASH, together with all the intellectual property rights to operate the business and the name "Pivotal Self-Service Technologies" to IRMG in exchange for:

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

         In connection with the transaction, Mr. Cussons and Mr. Hokkanen resigned as directors of the Company and Mr. Cussons has resigned as President and CEO. Mr. Hokkanen agreed to serve as interim CFO until a new business opportunity was found for the Company. Effective February 22, 2002 Mr. John G. Simmonds was appointed CEO.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         MARKETABLE SECURITIES

         During the quarter ended March 31, 2000, the Company purchased 160,000 shares of common stock of a publicly traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of stockholders' (deficit). At December 31, 2000 and 2001, the Company reclassified the then unrealized loss of $447,000 and $17,000, respectively, from stockholders' (deficit) into operations due to the management's perception that the decline in market value was other than temporary. Thus, the market value of the investment at December 31, 2001 was $16,000.

         During the quarter ended March 31, 2002, there was an increase in the share price from $0.10 on December 31, 2001 to $0.11 on March 31, 2002. Accordingly, the Company incurred an unrealized holding gain of $1,600 during the first quarter of 2002.

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

         During the quarter ended March 31, 2002 there was no conversion activity with respect to the senior subordinated convertible debentures.

NOTE 5 - NOTE PAYABLE

         During the quarter ended September 30, 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of common stock, and a note payable of $160,000 was issued. The note is non-interest bearing and is repayable with progressively increasing payments over a period of 15 months with final payment due in December 2002. The Company reduced the note during the fourth quarter of fiscal 2001 through a $5,000 cash payment, however the Company is now in default of the repayment terms of the note.


NOTE 6 - EXTRAORDINARY ITEM

         The Company recorded an extraordinary item of $9,736 during the quarter ended March 31, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of Cdn$25,000 (US$15,753). During 2002 the Company paid IRMG Cdn$12,500 (US$7,877) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset current period expenses. Additionally $9,736 was recorded as an extraordinary item representing fees accrued in prior periods. IRMG also agreed to accept the remaining Cdn$12,500 (US$7,876) by May 31, 2002 as full and complete settlement of the remaining liability.

NOTE 7 - CANADIAN FORMER SUBSIDIARY

         As discussed in Note 1, the Company disposed of 4CASH during the quarter ended March 31, 2002. The operations of 4CASH, which have been aggregated and reflected as a one line item in the accompanying 2002 statement of operations, are summarized as follows:


             Gross ATM revenues                                  $   907
             Less: Revenue sharing                                   178
                                                         ----------------
             Net ATM revenue                                         729

             Less: Direct costs                                      295
                                                         ----------------
             Gross profit                                            434
                                                         ----------------

             Expenses:
                 General and administrative expenses               4,546
                 Depreciation                                        135
                                                        ----------------
             Total expenses                                        4,681
                                                        ----------------

             Loss from 4CASH operations                        $ (4,247)

         Both the acquisition (in June 2001) and disposition (in March 2002) of 4CASH were transactions (1) with a related entity and (2) which included only equity consideration. Accordingly, the gain on the March 2002 disposition in the amount of $39,003 has been reflected as an adjustment to paid-in-capital in the quarter ended March 31, 2002.

NOTE 8 - STOCK OPTIONS

         During the three month period ended March 31, 2002, 500,000 options (exercisable at $0.10 per share) previously granted to Stephen L. Cussons and Gary N. Hokkanen, in their capacity as directors were returned to the Company as part of the sale of the 4CASH subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        OVERVIEW

         Subsequent to the end of fiscal year 2001 the non-executive members of the Board of Directors decided that the Self Service Technology Business opportunity was not in the best interests of the Company. The decision was based primarily on the additional investment required. On March 5, 2002 the Company sold its wholly owned subsidiary 4CASH ATM Services Canada Inc. together with all the assets and intellectual property rights to operate the Self Service Technology business to IRMG, a private corporation controlled the Company's former CEO and current interim CFO, Mr. Stephen L. Cussons and Mr. Gary N. Hokkanen, respectively.

         The Company is currently reviewing potential business opportunities and is hopeful that it will shortly be in a position to announce the future direction of the Company.

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002

         There was a net loss for the three month period ended March 31, 2002 of $49,773 ($0.00 per share) compared to a net loss of $163,624 ($0.01 per share) in the prior year.

                  Total expenses were $55,262 during the quarter ended March 31, 2002 compared to $163,624 in the prior year, a decrease of $108,362. The primary reason for the decrease was due to interest expense dropping from $74,115 during the three month period ended March 31, 2001 to $2,791 during the three month period ended March 31, 2002. Interest expense dropped due to the conversion the Simmonds Capital Limited $2 million convertible debenture and third party debentures into common shares during fiscal 2001.

         Simmonds Capital Limited agreed to convert its convertible debenture to shares of the Company's common stock during June 2001. Liabilities totaling $2,194,195 offset by the amount $82,469 owed by Simmonds Capital Limited to the Company, as at December 31, 2000 were converted into 2,111,726 shares of the Company's common stock. Third party senior subordinated convertible debentures having a face value of $1,524,550 plus accrued interest of $55,324 were converted into 6,319,525 common shares during fiscal 2001.

         General and administrative expenses were reduced from $89,509 during the three month period ended March 31, 2001 to $52,471 during the current quarter.

         General and administrative expenses incurred during the quarter ended March 31, 2002 include the following: 1) $40,096 of rent (including a settlement of 541,300 common shares valued at $27,065 for lease obligations to July 31,
2002); 2) $4,864 in consulting fees to maintain the public listing; 3) $4,500 in accrued audit fees; and 4) approximately $3,000 of other miscellaneous expenses.

         General and administrative expenses, during the three month period ended March 31, 2001 included; 1) $18,150 of legal fees 2) $45,000 of management fees 3) $10,000 Directors' fees expense 4) $6,000 in travel costs relating to potential business opportunities and 4) approximately $10,000 of other miscellaneous expenses.

         The Company recorded an extraordinary item of $9,736 during the quarter ended March 31, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of Cdn$25,000 (US$15,753). During 2002 the Company paid IRMG Cdn$12,500 (US$7,877) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset current period expenses. Additionally $9,736 was recorded as an extraordinary item.


         The 4CASH subsidiary was sold on March 5, 2002; therefore, the operating losses of this former subsidiary up to closing date are aggregated onto one line in the operating results of the current quarter. The operations of 4CASH, are summarized as follows:


             Gross ATM revenues                              $   907
             Less: Revenue sharing                               178
                                                    ----------------
             Net ATM revenue                                     729

             Less: Direct costs                                  295
                                                    ----------------
             Gross profit                                        434
                                                    ----------------

             Expenses:
                 General and administrative expenses           4,546
                 Depreciation                                    135
                                                    ----------------
             Total expenses                                    4,681
                                                    ----------------

             Loss from 4CASH operations                    $ (4,247)


         Both the acquisition (in June 2001) and disposition (in March 2002) of 4CASH were transactions (1) with a related entity and (2) which included only equity consideration. Accordingly, the gain on the March 2002 disposition in the amount of $39,003 has been reflected as an adjustment to paid-in-capital in the quarter ended March 31, 2002.


         FINANCIAL CONDITION

         Total assets increased from $31,196 at December 31, 2001 to $60,357 at March 31, 2002. The increase is due to $45,000 received from affiliates partially offset by 1) the sale of the 4CASH subsidiary and 2) a settlement with the Company's landlord on an office lease. Assets including receivables of $1,554 and equipment, net of accumulated depreciation of $7,763 as at December 31, 2001 were part of the sale of the 4CASH subsidiary to IRMG. Prepaid expenses totaling $5,879 were included in an office lease settlement.

         The Company holds 160,000 common shares of Vianet Technologies Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board. The share price increased from $0.10 per share on December 31, 2001 to $0.11 per share on March 31, 2002. Accordingly the Company has recorded an unrealized holding gain on marketable securities of $1,600 during the current quarter. These securities have been pledged to the Company's U.S. counsel as part of a fee settlement.

         Total liabilities increased from $570,347 December 31, 2001 to $581,613 at March 31, 2002, an increase of approximately $11,000. The increase is the result of accounts payable and accrued expenses increasing by $71,000 (predominantly represented by advances from affiliates of $45,000) partially offset by a reduction in the bank overdraft of $12,000 and approximately $48,000 in liabilities transferred in the sale of the 4CASH subsidiary.

         Common stock and additional paid in capital, increased from $7,811,151 on December 31, 2001 to $7,918,469 on March 31, 2002. The increase was due to the following: a) $41,250 transferred from common stock subscribed (being 500,000 shares issued to an investor, net of commissions, and 375,000 shares issued to a third party for public and investor relations services); b) an increase of $39,003 as a result of the sale of the 4CASH subsidiary; and c) 541,300 common shares (valued at $27,065) issued as part of a office lease obligation settlement.

                  The accumulated deficit increased by the loss for the three month period ended March 31, 2002 of $49,773. The Company also recorded a unrealized holding gain on marketable securities of $1,600 during the quarter as a result of an increase in market value, which created an accumulated other comprehensive income of $1,600 at March 31, 2002.

         The financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

         LIQUIDITY AND CAPITAL RESOURCES

                  As at March 31, 2002, the Company had cash reserves of $42,757, an investment in marketable securities of $17,600 (which are pledged to the Company's U.S. counsel as part of a fee settlement) and liabilities totaling $581,613. For the three month period ended March 31, 2002, cash used in operating activities amounted to $2,243 primarily as a result of operating losses offset by non-cash operating adjustments. Cash provided by financing activities during the three month period ended March 31, 2002 amounted to $45,000 resulting from advances from affiliates.

         The significant losses and working capital deficit at March 31, 2002 have called into question the Company's ability to continue to operate as a going concern. The Company's ability to fund losses arising from seeking new business opportunities is connected to its ability to raise external financing. If the Company is unable to obtain additional financing and acquire a business that will generate operating cashflows in the near future, it may be forced to liquidate.

         At March 31, 2002 there remain 1,227,515 issued but unexercised warrants outstanding and 662,068 warrants issuable upon the conversion of the Company's remaining unconverted debentures (all exercisable at $0.50 per warrant) that could provide a financing source in the future given the right business opportunity. However, the Company cannot offer any assurances that the existing debenture or warrant holders would agree to convert to common shares or exercise their resulting warrants. A third party also holds the former Simmonds Capital Limited 5,000,000 warrants to purchase the Company's common stock at an exercise price of $0.50 per warrant. Due to the current market conditions it is unlikely that this investor would or could exercise these warrants.

         The Company does not have any material sources of liquidity of off balance sheet arrangements or transactions with unconsolidated entities.


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

         Exhibit 10.6 ATM Services Agreement dated June 12, 2001 by and between 4Cash a division of IRMG Inc. and Trackpower, Inc. (3)

         Exhibit 10.7 Share Purchase Agreement, dated March 5, 2002, by and between Pivotal Self-Service Technologies Inc. and IRMG Inc. (6)

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

         (6) Incorporated by reference to the Company's Form 10KSB, filed with the SEC on April 15, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  MAY 15, 2002                 BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            Chairman/CEO/Director



DATE:   MAY 15, 2002                BY:     /s/ Gary N. Hokkanen
                                            ---------------------------------
                                            Gary N. Hokkanen
                                            Interim CFO