Form 10QSB
period 2002-06-30
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2002-09-20
CIK 49397

   As filed with the Securities and Exchange Commission on September 20, 2002


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2002

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
 (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
     of Incorporation)
                           67 WALL STREET, SUITE 2211
                          NEW YORK, NEW YORK 10005-3198
                    (Address of Principal Executive Offices)

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

                         YES X               NO __


The number of shares of common stock outstanding as of June 30, 2002: 45,458,606

================================================================================

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.


                                      INDEX



    PART I          FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Consolidated Balance Sheet.......................................................   3
                           Consolidated Statements of Operations and Comprehensive (Loss)...................   4
                           Consolidated Statements of Cash Flows............................................   5
                           Notes to Consolidated Financial Statements.......................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  11


    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  16

    Item 2.         Change in Securities and Use of Proceeds................................................  16

    Item 3.         Defaults Upon Senior Securities.........................................................  16

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  16

    Item 5.         Other Information.......................................................................  16

    Item 6.         Exhibits and Reports on Form 8-K........................................................  17
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures..............................................................................................  19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


ASSETS
Current Assets:
   Accounts receivable                                                                                    $  11,450
   Marketable securities                                                                                      8,000
   Inventory                                                                                                  1,190
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                      $  20,640
--------------------------------------------------------------------------------------------------------------------

   Equipment, net of accumulated depreciation of $356                                                           930
   Intangible assets                                                                                        116,474
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                              $ 138,044
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Bank overdraft                                                                                          $  5,816
   Accounts payable (including $125,506 due to related parties)                                             153,072
   Accrued expenses - interest                                                                               26,840
   Accrued expenses - professional fees                                                                      10,500
   Accrued expenses - directors' fees                                                                        18,300
   Accrued expenses - other                                                                                  57,152
   Notes payable                                                                                            179,000
   Senior subordinated convertible debentures                                                               141,500
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                   592,180

    Notes payable                                                                                            82,000
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                           674,180

Stockholders' (deficit)
   Common stock, $.001 par value, 150,000,000 shares authorized,                                             45,458
   45,458,606 shares, issued and outstanding at June 30, 2002.
   Preferred stock, $100 par value, 8%, non-voting, convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                          -
   Additional paid-in capital                                                                             7,893,011
   Accumulated deficit                                                                                  (8,466,605)
   Accumulated other comprehensive income (loss)                                                            (8,000)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' (deficit)                                                                             (536,136)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                             $ 138,044
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (UNAUDITED)


                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                                    2002           2001             2002     2001
                                                                    ----           ----             ----     ----
 Revenues:
     Sales                                                        $  255         $    -           $  255         $    -
     Commissions                                                   5,503              -            5,503              -
 -----------------------------------------------------------------------------------------------------------------------
 Total revenues                                                    5,758                           5,758
 -----------------------------------------------------------------------------------------------------------------------
     Less: cost of sales                                             104              -              104              -
 -----------------------------------------------------------------------------------------------------------------------
 Gross profit                                                      5,654              -            5,654              -
 -----------------------------------------------------------------------------------------------------------------------

 Expenses:
     General and administrative expenses                          28,085        105,443           80,556        194,952
     Interest, net                                                 2,822       (10,284)            5,613         63,831
     Non-cash financing expense                                                 516,252                         516,252
     Depreciation                                                     27              -               27              -
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                   30,934        611,411           86,196        775,035

 Loss from Canadian subsidiary operations (note 7)                     -              -          (4,247)              -

 -----------------------------------------------------------------------------------------------------------------------
 Net (loss) before extraordinary item                           (25,280)      (611,411)         (84,789)      (775,035)

 Extraordinary item - forgiveness of debt (note 6)                     -              -            9,736              -

 -----------------------------------------------------------------------------------------------------------------------
 Net (loss)                                                    $(25,280)     $(611,411)        $(75,053)     $(775,035)
 =======================================================================================================================


 Basic and diluted net loss per share of common stock
 -----------------------------------------------------------------------------------------------------------------------
       Before extraordinary item                                 $(0.00)        $(0.03)          $(0.00)        $(0.04)
 -----------------------------------------------------------------------------------------------------------------------
       Extraordinary item                                              -              -          $(0.00)              -
 -----------------------------------------------------------------------------------------------------------------------
       After extraordinary item                                  $(0.00)        $(0.03)          $(0.00)        $(0.04)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding         44,958,606     19,768,326       44,410,147     18,220,545
 -----------------------------------------------------------------------------------------------------------------------


                                                                         Comprehensive
                                                                             (Loss)


 Net (loss)                                                    $(25,280)     $(611,411)        $(75,053)     $(775,035)
 Other comprehensive (loss):
 Unrealized holding (loss) on marketable securities              (9,600)        (6,600)          (8,000)       (22,200)
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                          $(34,880)     $(618,011)        $(83,053)     $(797,235)
 -----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                      June 30,

                                                                                                    2002         2001
                                                                                                    ----         ----
   -------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN OPERATIONS
       Net loss                                                                                $(75,053)   $(775,035)
       Adjustments to reconcile net loss
         to net cash (used in) operating activities:
            Depreciation and amortization                                                             27            -
            Common stock issued in rent settlement                                                27,065            -
            Exercise of warrants in conjunction with debt conversion                                   -      516,252
            Gain on forgiveness of debt                                                          (9,736)            -
   Changes in working capital accounts, net of acquisition
       and disposition:
            Accounts receivable                                                                    5,887            -
            Inventory                                                                                 96            -
            Prepaid expenses                                                                       5,879            -
            Accounts payable and accrued expenses                                                 24,759      210,561
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                                      (21,076)     (48,222)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of subsidiary                                                              (40,000)            -
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                      (40,000)            -
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds on exercise of warrants                                                              -       57,361
         Proceeds from sale of common stock                                                       20,000            -
         Proceeds from loans and advances                                                         50,000            -
         Decrease in bank overdraft                                                              (8,924)            -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                                     61,076       57,361
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                                         0        9,139
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                          0           97
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                            $   0       $9,236
   -------------------------------------------------------------------------------------------------------------------


Non cash financing activities:

         During 2002 the Company acquired a subsidiary with net assets of $29,526 in exchange for $40,000 in cash and a $106,000 (discounted value) note payable.

         During 2002 the Company issued 541,300 common shares valued at $27,065 to a third party as partial settlement on an office lease obligation.

         As a result of the disposition of its wholly owned subsidiary 4CASH ATM Services Canada Inc., in 2002, the Company recorded a charge to paid-in-capital of $39,003.

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

         The accompanying unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

         In June 2002 the Company acquired and began to operate a wireless products distribution business. In September 2002 the Company announced it had entered into a Letter of Intent to acquire a parcel of assets, which it plans to use in the manufacture and distribution of park mobile homes.

NOTE 2 - RECENT DEVELOPMENTS

4CASH

         During February 2002, the Board of Directors made the decision not to continue to pursue the self-service technology business plan. On March 5, 2002 the Company sold its wholly-owned subsidiary, 4CASH, to IRMG Inc. ("IRMG"), a private corporation controlled by the Company's former CEO and current CFO (Mr. Stephen L. Cussons and Mr. Gary N. Hokkanen, respectively).

         Under the agreement Pivotal sold its wholly owned subsidiary, 4CASH (see note 7), together with all the intellectual property rights to operate the business and the name "Pivotal Self-Service Technologies" to IRMG in exchange for:

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

PRIME WIRELESS

         On June 7, 2002, the Company purchased all of the issued and outstanding common shares of Prime Wireless Inc. from 1500450 Ontario Limited, in exchange for:

     (a)  $40,000 US in cash,

     (b) A non-interest bearing note payable for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note has been discounted to $106,000 representing its present value using a 5% discount rate), and

     (c) Fifty percent (50%) of all net proceeds from the sale of any Midland related asset payable 30 days after receipt of funds, such assets are recorded on the Company's books at a nominal value.

         Prime Wireless earns sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. In addition, prior to the acquisition, Prime Wireless had acquired certain Midland two-way radio products.

         Accounting for the Prime Wireless acquisition is summarized as follows:


                           Net working capital assets acquired                   $29,526

                           Intangible assets acquired                            116,474
                                                                               ---------

                           Purchase consideration                               $146,000
                                                                                ========

         The excess of purchase price over net assets acquired has been temporarily allocated to intangible assets and represents mainly tooling, trade name and intellectual property associated with the Prime Wireless acquisition. Management is currently evaluating the allocation of the excess purchase consideration over the net assets acquired and anticipates an amortization period of one to two years will be appropriate for any remaining intangible assets. Amortization expense for the three and six months ended June 30, 2002 was not material.

         The following unaudited proforma consolidated amounts give effect to the Prime Wireless acquisition as if it had occurred on January 1, 2001.


                                               Three months ended                   Six months ended
                                               ------------------                   ----------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----

         Revenues                          $   20,558  $              -       $   37,974  $              -
         Net (loss)                         $(33,685)        $(627,998)        $(94,259)        $(804,187)
         Basic and diluted
          (loss) per share                      $0.00           $(0.03)            $0.00           $(0.04)

POTENTIAL ACQUISITION

         In September 2002, the Company announced it had entered into a Letter of Intent to acquire a parcel of assets, which it plans to use in the manufacture and distribution of park mobile homes. Under the terms of the Letter of Intent the assets will be acquired for $3.1 million, the vendor will receive 20% of the outstanding common shares of the Company, the vendor will become a director of the Company and will also be appointed President and Chief Operating Officer. The parcel of assets includes Tioga Park, a horseracing track in New York State which the Company will lease to TrackPower, Inc.,(TPWR:OTCBB), an entity in which the CEO and a director of the Company is also CEO and director. The closing of the acquisition is subject to further due diligence, the preparation of closing documentation and customary approvals and consents of various parties involved.

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

         During the six month period ended June 30, 2002, there was a decrease in the share price from $0.10 on December 31, 2001 to $0.05 on June 30, 2002. Accordingly, the Company incurred an unrealized holding loss of $8,000 during fiscal 2002.

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

         During the six month period ended June 30, 2002 there was no conversion activity with respect to the senior subordinated convertible debentures.


NOTE 5 - NOTES PAYABLE

         During the quarter ended September 30, 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of common stock, and a note payable of $160,000 was issued. The note is non-interest bearing and is repayable with progressively increasing payments over a period of 15 months with final payment due in December 2002. The Company reduced the note during the fourth quarter of fiscal 2001 through a $5,000 cash payment, however the Company is now in default of the repayment terms of the note. The remaining principal balance due under the note is $155,000 at June 30, 2002.

         As described in Note 1, the Company acquired 100% of Prime Wireless Inc. and issued a non-interest bearing $120,000 note payable as partial consideration for the purchase price. Under the terms of the note, the Company is obligated to pay $2,000 per month for 60 months commencing on July 1, 2002. $96,000 of the note payable is considered a long term liability and $24,000 has been classified on the Company's balance sheet as a current liability. The note has been discounted using a 5% interest rate to its present value of $106,000.


NOTE 6 - EXTRAORDINARY ITEM

         The Company recorded an extraordinary item of $9,736 during the quarter ended March 31, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of Cdn$25,000 (US$15,753). During 2002 the Company paid IRMG Cdn$12,500 (US$7,877) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset expenses incurred during the three month period ended March 31, 2002.. Additionally $9,736 was recorded as an extraordinary item representing fees accrued in prior periods. IRMG also agreed to accept the remaining Cdn$12,500 (US$7,876) by September 30, 2002 as full and complete settlement of the remaining liability.

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

NOTE 9 - COMMON STOCK

         During 2002 the Company issued 1,000,000 shares of its common stock in a private placement offering and received proceeds of $20,000 ($0.02 per share).

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

         On June 7, 2002 the Company acquired Prime Wireless Inc. and began earning revenues and incurring expenses of the new business. Prime Wireless earns commissions from selling Vertex-Standard two way radio products in Canada and also sells certain Midland two-way radio inventory acquired in the transaction.

         In addition, the Company announced it has entered into a Letter of Intent to acquire a parcel of assets, which it plans to use in the manufacture and distribution of park mobile homes. Management believes that if the transaction is consummated, the Company will begin to generate operating cashflow.

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002

         There was a net loss for the three month period ended June 30, 2002 of $25,280 ($0.00 per share) compared to a net loss of $611,411 ($0.03 per share) in the prior year. The decrease is primarily the result of the Company's decision to cease pursuing the Self Service Technology Business and the acquisition of Prime Wireless.

         Revenues during the three month period ended June 30, 2002 were $5,758 up from zero in the comparative period in the prior year. The year over year increase is the result of the June 7, 2002 acquisition of Prime Wireless. Commission income from Vertex-Standard products was $5,503 and sales of Midland products totaled $255. Cost of sales from Midland products was $104 during the three month period ended June 30, 2002.

         Gross profit during the three month period ended June 30, 2002 was $5,654 and zero during the three month period ended June 30, 2001.

         Total expenses were $30,934 during the quarter ended June 30, 2002 compared to $611,411 in the prior year, a decrease of $580,477. The decrease is the result of; 1) non-cash financing expense of $516,252 incurred in the prior year but not repeated in the current quarter, 2) a decrease of $77,358 in general and administrative expenses, 3) interest expense increasing by $13,106 year over year and 4) depreciation expense of $27 recorded in the current year but not in the comparative period in the prior year.

         Non-cash financing expense during the three month period ended June 30, 2001 consisted of a $516,252 charge related to the inducement feature of the senior subordinated convertible debenture.

         General and administrative expenses during the three month period ended June 30, 2002 consisted of $5,712 in Prime Wireless expenses and $22,373 in Pivotal corporate expenses. Prime Wireless expenses were; wages and commissions of $3,772, selling expenses of $1,684 and $256 of miscellaneous expenses. Pivotal corporate expenses consisted of; storage expenses of $6,975, accounting expenses of $6,185, consulting expenses of $5,476 and $3,737 of miscellaneous costs. General and administrative expenses, during the three month period ended June 30, 2001 included the following: 1) $17,000 of professional fees; 2) $65,000 of management fees to IRMG Inc.; 3) $21,300 directors' fees expense; and; 4) $2,143 of other miscellaneous expenses.

         There was an interest recovery during the three month period ended June 30, 2001 of $10,284 compared to interest expense of $2,822 during the three month period ended June 30, 2002. Interest expense incurred during the three month period ended June 30, 2001 with respect to the senior subordinated convertible debentures was $29,167, which was offset by a reversal of interest expense of $39,451 charged in the quarter ended March 31, 2001, on the $2 million convertible debenture outstanding to Simmonds Capital Limtied ("SCL"). The conditions to closing of the acquisition of 4Cash from IRMG Inc. in 2001 included the conversion of the $2 million SCL debenture plus accrued interest. It was agreed that the conversion would be effective December 31, 2000. Therefore, the interest charged on the debenture during the quarter ended March 31, 2001 was reversed.

         Depreciation expenses incurred on Prime Wireless totaled $27 during the three month period ended June 30, 2002.

         FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002

         There was a net loss for the six month period ended June 30, 2002 of $75,053 ($0.00 per share) compared to a net loss of $775,035 ($0.04 per share) in the prior year. The decrease is primarily the result of the Company's decision to cease pursuing the Self Service Technology Business and the acquisition of Prime Wireless.

         Revenues during the six month period ended June 30, 2002 were $5,758 up from zero in the comparative period in the prior year. The year over year increase is the result of the June 7, 2002 acquisition of Prime Wireless. Commission income was $5,503 and sales of Midland products totaled $255. Cost of sales from Midland products was $104 during the three month period ended June 30, 2002.

         Gross profit during the six month period ended June 30, 2002 was $5,654 and zero during the six month period ended June 30, 2002.

         Total expenses were $86,196 during the six month period ended June 30, 2002 compared to $775,035 in the comparative period in the prior year, a decrease of $688,839. The decrease is the result of; 1) non-cash financing expense of $516,252 incurred in the prior year but not repeated in the current quarter, 2) a decrease of $114,396 in general and administrative expenses, 3) interest expense decreasing by $58,218 year over year and 4) depreciation expense of $27 recorded in the current year but not in the comparative period in the prior year.

         Non-cash financing expense during the six month period ended June 30, 2001 consisted of a $516,252 charge related to the inducement feature of the senior subordinated convertible debenture.

         General and administrative expenses during the six month period ended June 30, 2002 consisted of $5,712 in Prime Wireless expenses and $74,844 in Pivotal corporate expenses. Prime Wireless expenses were; wages and commissions of $3,772, selling expenses of $1,684 and $256 of miscellaneous expenses. Pivotal corporate expenses consisted of; rent of $40,097 incurred on an office lease connected with 4CASH the former subsidiary, accounting expenses of $10,685, consulting expenses of $10,340, storage costs of $6,975, transfer agent fees of $3,440 and $3,307 of miscellaneous costs. General and administrative expenses during the six month period ended June 30, 2001 included the following:
1) $38,000 of professional fees; 2) $110,000 of management fees to IRMG Inc.; 3) $31,300 directors' fees expense; 4) $6,000 in travel costs; and 5) $9,652 of other miscellaneous expenses.

         Interest expense during the six month period ended June 30, 2001 was $63,831 compared to $5,613 during the six month period ended June 30, 2002. The substantial decrease is the result of the bulk of the Company's senior subordinated convertible debentures converted to common stock during 2001.

         Depreciation expenses incurred on Prime Wireless totaled $27 during the six month period ended June 30, 2002.

         The 4CASH subsidiary was sold on March 5, 2002; therefore, the operating losses of this former subsidiary up to closing date are aggregated onto one line in the operating results of the six month period ended June 30, 2002. The operations of 4CASH, are summarized as follows:


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

         FINANCIAL CONDITION

         Total assets increased from $60,357 at March 31, 2002 to $138,044 at June 30, 2002. The increase is due mainly from the intangible assets acquired in the Prime Wireless acquisition.

         The Company holds 160,000 common shares of Vianet Technologies Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board. The share price decreased from $0.11 per share on March 31, 2002 to $0.05 per share on June 30, 2002. Accordingly the Company has recorded an unrealized holding loss on marketable securities of $9,600 during the current quarter. These securities have been pledged to the Company's U.S. counsel as part of a fee settlement.

         Total liabilities increased from $581,613 March 31, 2002 to $674,180 at June 30, 2002, an increase of $92,567. The increase is the result of the $106,000 note payable, at its present value, ($24,000 of which is classified as a current liability and $82,000 of which is long term) issued in the Prime Wireless acquisition, the bank overdraft increasing to $5,816 offset by accounts payable and accrued liabilities decreasing by $19,249.

         Common stock and additional paid in capital, increased from $7,918,469 on March 31, 2002 to $7,938,469 on June 30, 2002. The increase was due to 1,000,000 common shares issued at $0.02 per share for total proceeds of $20,000.

         The accumulated deficit increased by the loss for the three month period ended June 30, 2002 of $25,280. The Company also recorded a unrealized holding loss on marketable securities of $9,600 during the quarter as a result of an decrease in market value, which created an accumulated other comprehensive loss of $8,000 at June 30, 2002.

         The financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the realizable value of intangible assets and the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

         LIQUIDITY AND CAPITAL RESOURCES

                  As at June 30, 2002, the Company had current assets of $20,640, including accounts receivable of $11,450, inventory of $1,190 and an investment in marketable securities of $8,000 (which are pledged to the Company's U.S. counsel as part of a fee settlement) and liabilities totaling $674,180. For the six month period ended June 30, 2002, cash used in operating activities amounted to $21,076 primarily as a result of operating losses partially offset by non-cash operating adjustments. Cash provided by financing activities during the six month period ended June 30, 2002 amounted to $61,076 resulting mainly from loans and advances and $20,000 in funds received from a private placement offering.

         The significant losses and working capital deficit at June 30, 2002 have called into question the Company's ability to continue to operate as a going concern. The Company's ability to continue to fund losses is connected to its ability to raise external financing.

         If the Company is unable to obtain additional financing and ensure that the business acquisitions will generate operating cashflows in the near future, it may be forced to liquidate.

         At June 30, 2002 there remain 1,227,515 issued but unexercised warrants outstanding and 673,360 warrants issuable upon the conversion of the Company's remaining unconverted debentures (all exercisable at $0.50 per warrant) that could provide a financing source in the future given the right business opportunity. However, the Company cannot offer any assurances that the existing debenture or warrant holders would agree to convert to common shares or exercise their resulting warrants. A third party also holds the former Simmonds Capital Limited 5,000,000 warrants to purchase the Company's common stock at an exercise price of $0.50 per warrant. Due to the current market conditions it is unlikely that this investor would or could exercise these warrants.

         In addition, the Company announced it has entered into a Letter of Intent to acquire a parcel of assets, which it plans to use in the manufacture and distribution of park mobile homes. Management believes that if the transaction is consummated, the Company will begin to generate operating cashflow.

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

         The Company settled all complaints with the President of The Wireless Stock Xchange, Inc. on mutually satisfactory terms.

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

         Exhibit 99       Certification pursuant to Sarbanes-Oxley Act of 2002. *

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

          * Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   SEPTEMBER 20, 2002 BY:      /s/ John G. Simmonds
                                    ----------------------------
                                    John G. Simmonds
                                    Chairman/CEO/Director



DATE:   SEPTEMBER 20, 2002 BY:      /s/ Gary N. Hokkanen
                                    ---------------------------------
                                    Gary N. Hokkanen
                                    Interim CFO