Form 10KSB/A
period 2001-12-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2002-09-25
CIK 49397

   As filed with the Securities and Exchange Commission on September 25, 2002


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                  FORM 10-KSB/A


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
  NEW YORK, NEW YORK 1005-3198                  (Registrant's Telephone No.
     (Address of Principal                           incl. area code)
       Executive Offices)

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


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

  Exhibit No.     Description
  -----------     -----------
      3.1         Certificate of incorporation, as amended to date. (1)

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

Date:  September 25, 2002
                                          PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                  By:

                      /s/ John G. Simmonds
                      --------------------------------------------
                                 JOHN G. SIMMONDS,  CEO


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                        TITLE                  DATE

/s/ John G. Simmonds
---------------------------
     JOHN G. SIMMONDS          Chairman/CEO/Director     September 25, 2002
                               (principal executive
                                     officer)


/s/ Brian Usher-Jones
---------------------------
     BRIAN USHER-JONES               Director            September 25, 2002


/s/ Gary N. Hokkanen
---------------------------
     GARY N. HOKKANEN               Interim CFO          September 25, 2002
                               (principal accounting
                                     officer)

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.


                                Table of Contents


Independent Auditor's Report

Balance Sheet

Statement of Operations

Statement of Changes in Stockholders' (Deficit)

Statement of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT



To the Directors of
Pivotal Self-Service Technologies Inc.


We have audited the balance sheet of Pivotal Self-Service Technologies Inc., (formerly Wireless Ventures, Inc.) as of December 31, 2001, and the related statements of operations, changes in stockholders' (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pivotal Self-Service Technologies Inc. at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1, the Company has sold its operating subsidiary in 2002. Additionally, at December 31, 2001 the Company had a working capital deficit of $546,914 and an accumulated deficit of $8,391,552. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.



                                               PKF
                                               Certified Public Accountants
                                               A Professional Corporation



New York, New York
April 9, 2002

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                  Balance Sheet
                                December 31, 2001



                                     Assets

Current assets
   Marketable securities (note 3)                                                             $  16,000
   Receivables                                                                                    1,554
   Prepaid expenses                                                                               5,879
                                                                                            ------------
               Total current assets                                                              23,433
Equipment, net of accumulated depreciation of $409                                                7,763
                                                                                            ------------
               Total assets                                                                 $    31,196
                                                                                            ------------


                     Liabilities and Stockholders' (Deficit)

Current liabilities
    Bank overdraft                                                                          $    11,839
    Accounts payable, including amounts due to affiliates of $90,593 (note 5)                   169,982
    Note payable (note 8)                                                                       155,000
    Accrued expenses
       Interest                                                                                  21,226
       Professional fees                                                                         23,000
       Director's fees                                                                           18,300
       Other                                                                                     29,500
    Senior subordinated convertible debentures (note 7)                                         141,500
                                                                                            ------------
               Total current liabilities                                                        570,347
                                                                                            ------------

Stockholders' (deficit)
    Preferred stock, $100 par value, 8%, non-voting, convertible,
      2,000 shares authorized, no shares issued and outstanding                                       -
    Common stock, $.001 par value, 150,000,000 shares authorized,
      43,042,306 shares issued and outstanding (note 10)                                         43,042
    Common stock subscribed (note 10)                                                            41,250
    Additional paid-in capital                                                                7,768,109
    Accumulated (deficit)                                                                    (8,391,552)
                                                                                            ------------
               Total stockholders' (deficit)                                                   (539,151)
                                                                                            ------------

               Total liabilities and stockholders' (deficit)                                $    31,196
                                                                                            ------------




See notes to financial statements

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                             Statement of Operations


                                                                             Year Ended
                                                                            December 31
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
Revenues                                                           $         -     $         -
                                                                   ------------    ------------

Operating expenses
    Selling, general and administrative (note 5)                       353,812         685,004
    Occupancy (note 13)                                                 13,294           5,114
    Interest (notes 6 and 7)                                            74,516         301,444
    Bad debt expense (note 12)                                               -         510,337
                                                                   ------------    ------------
               Total operating expenses                                441,622       1,501,899

Other (income) expense
    Non-cash financing expense (note 7)                              2,317,594               -
    Realized loss on marketable securities (note 3)                     17,000         447,000
    Loss from Canadian operations (note 4)                              48,131         504,994
    Other income                                                        (5,000)        (24,705)
                                                                   ------------    ------------

               Total expenses                                        2,819,347       2,429,188
                                                                   ------------    ------------

               (Loss) before extraordinary item                     (2,819,347)     (2,429,188)

Extraordinary item
    Cancellation of indebtedness (note 9)                              200,334               -
                                                                   ------------    ------------


               Net (loss)                                          $(2,619,013)    $(2,429,188)
                                                                   ------------    ------------


Basic net income (loss) per share of common stock (note 2)
    Before extraordinary item                                      $     (0.10)    $     (0.14)
    Extraordinary item                                                    0.01               -
                                                                   ------------    ------------
    After extraordinary item                                       $     (0.09)    $     (0.14)
                                                                   ------------    ------------

Weighted average number of common shares outstanding (note 2)       27,576,124      17,464,503
                                                                   ------------    ------------




See notes to financial statements

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                 Statement of Changes in Stockholders' (Deficit)

                                 Common Stock           Common      Additional                       Total
                            -----------------------      Stock       Paid-In       Accumulated    Stockholders'
                              Shares       Amount     Subscribed     Capital        (Deficit)       (Deficit)
                            ----------  -----------   -----------   -----------   ------------   -------------
Balance, December 31,
 1999                       18,198,770  $  181,988    $        -    $        -    $(3,343,351)   $(3,161,363)

Adjustment for capital
 restructuring                      -     (163,789)            -       163,789            -                -

Exercise of stock
 options                      650,000          650             -         7,800            -            8,450

Issuance of common
 stock in connection
 with conversion of
 notes and
 accrued interest              52,508           52             -        13,075            -           13,127

Shares canceled in
 connection with
 disposition of
 subsidiary                 (2,250,000)      (2,250)            -     1,077,609            -        1,075,359

Net (loss)
 for year ended
 December 31, 2000                  -            -             -             -     (2,429,188)     (2,429,188)
                            ----------    ---------    ----------    ----------    -----------    ------------

Balance, December 31,
 2000                       16,651,278      16,651             -     1,262,273     (5,772,539)    (4,493,615)


Exercise of warrants        5,533,777        5,534             -     2,564,841            -        2,570,375

Issuance of common
 stock in connection
 with conversion of
 notes and
 accrued interest           8,431,251        8,431             -     3,683,166            -        3,691,597

Issuance of common
 stock in connection
 with purchase of
 subsidiary                 10,000,000      10,000             -       (10,000)           -                -

Stock issue costs                   -            -             -        (3,245)           -           (3,245)

Issuance of common
 stock in settlement
 of outstanding debts       2,426,000        2,426             -       271,074            -          273,500

Common stock subscribed             -            -        41,250             -            -           41,250

Net (loss)
 for year ended
 December 31, 2001                  -            -             -             -     (2,619,013)    (2,619,013)
                            ----------    ---------    ----------    ----------    -----------    ------------

Balance, December 31,
 2001                       43,042,306   $  43,042    $   41,250    $7,768,109    $(8,391,552)   $  (539,151)
                            ----------    ---------    ----------    ----------    -----------    ------------




See notes to financial statements

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                             Statement of Cash Flows

                                                                                    Year Ended
                                                                                   December 31
                                                                          ----------------------------
                                                                             2001            2000
                                                                          ------------    ------------
Cash flows from operating activities
    Net (loss)                                                           $ (2,619,013)   $ (2,429,188)
    Adjustment to reconcile net (loss) to net cash
     (used) by operating activities
       Depreciation - property and equipment                                      409          11,184
       Common stock issued and subscribed for services                         26,750               -
       Allowance for doubtful accounts                                              -         495,366
       Cancellation of indebtedness                                          (200,334)              -
       Non-cash financing expense                                           2,317,594               -
       Realized loss on marketable securities                                  17,000         447,000
    Changes in operating assets and liabilities
       Receivables                                                             (1,554)         24,225
       Prepaid expenses                                                           306          (6,185)
       Accounts payable                                                        80,077         326,325
       Accrued expenses                                                        29,261         281,114
                                                                          ------------    ------------
               Net cash (used) by operating activities                       (349,504)       (850,159)
                                                                          ------------    ------------

Cash flows from investing activities
    Purchase of equipment                                                      (8,172)        (46,304)
    Purchase of marketable securities                                               -        (480,000)
    Proceeds from notes receivable                                                  -         318,500
    Advances made on investment                                                     -        (133,516)
                                                                          ------------    ------------
               Net cash (used) by investing activities                         (8,172)       (341,320)
                                                                          ------------    ------------

Cash flows from financing activities
    Change in bank overdraft                                                   11,839               -
    Senior secured convertible debentures                                           -       1,977,550
    Payment of stock issue costs                                               (3,245)              -
    Proceeds from common stock subscribed                                      22,500               -
    Proceeds from exercise of warrants                                        159,937               -
    Proceeds from issuance of common stock                                          -           8,450
    Payment on note payable                                                    (5,000)              -
    Payment on note payable - shareholder                                           -        (500,000)
    Due to/from related parties, net                                          171,548        (296,612)
                                                                          ------------    ------------
               Net cash provided by financing activities                      357,579       1,189,388
                                                                          ------------    ------------

               Net (decrease) in cash                                             (97)         (2,091)

Cash, beginning of year                                                            97           2,188
                                                                          ------------    ------------

Cash, end of year                                                        $          -    $         97
                                                                          ------------    ------------

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

Supplemental disclosure of non-cash financing activities

     - During 2001, Simmonds Capital Limited converted its $2 million convertible debenture plus accrued interest of $194,195 partially offset by an amount payable to the Company of $82,469 into 2,111,726 shares of common stock.

     - During 2001, $1,524,550 of senior subordinated convertible debentures plus accrued interest of $55,324 were converted into 6,319,525 shares of common stock.

     - During 2001, the purchaser of the Company's former Canadian subsidiary confirmed its liability for $101,000 of the senior subordinated convertible debentures previously reflected as a liability by the Company. Accordingly, $101,000 plus related accrued interest of $2,430 has been reflected as cancellation of debt.

     - During 2001, the Company issued 10 million shares of its common stock as partial consideration for the purchase of certain intangible assets valued at $ -0-.

     - During 2001, a portion of accounts payable in the amount of $416,821 was satisfied by issuance of a note payable of $160,000 and issuance of 1.8 million shares of common stock valued at $180,000, resulting in a cancellation of debt of $76,821.

     - During 2001, accrued directors' fees in the amount of $93,500 were satisfied by issuance of 626,000 shares of common stock.

     - During 2001, a portion of accounts payable in the amount of $20,083 was forgiven and was reflected in cancellation of debt.

     - During 2001, the Company issued 160,000 shares of its common stock and 375,000 shares of common stock were subscribed in settlement for services valued at $26,750.

     - During 2001, $84,841 of accrued interest to convertible debenture holders was utilized to satisfy exercise of warrants.

     - During 2000, the Company sold its Canadian subsidiary, which had net liabilities of $13,508, for: (1) $366,799 in a reduction in senior subordinated convertible debentures; (2) $718,850 of notes receivable; and (3) the return of 2,250,000 shares of the Company's common stock. The difference between the net assets sold and the consideration received amounted to $1,099,157 and has been included as part of an adjustment to paid-in capital.

     - During 2000, $12,500 of convertible debentures along with $627 of accrued interest thereon were converted into 52,508 shares of common stock. In addition, $60,000 of a note receivable was satisfied through a reduction in amounts due to related parties.




See notes to financial statements

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                          Notes to Financial Statements
                                December 31, 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Between June 2001 and February 2002, the business of Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company"), formerly known as Wireless Ventures, Inc., was conducted through its wholly-owned Canadian subsidiary, 4CASH ATM Services Canada Inc. ("4CASH"). 4CASH operated in the self-service technology sector (defined as the deployment of Automated Teller Machines, information kiosks and Point of Sale debit machines). During February 2002, the Board of Directors made the decision not to continue to pursue the self-service technology business plan. On March 5, 2002, the Company sold its wholly-owned subsidiary, 4CASH, to IRMG Inc. ("IRMG"), a private corporation controlled by the Company's former CEO and current CFO. Since that time, the Company has actively sought alternative new business opportunities.

Between October 1999 and June 2000, the business of the Company was conducted through its wholly-owned Canadian subsidiary, eieiHome.com Inc., which operated an Internet service, information and e-commerce web site, providing information and related products and services for homeowners, home buyers, and home service providers. eieiHome.com Inc.'s revenue was to come from the sale of advertising space to national and local home service providers and manufacturers of home-related products supplemented with service fees for Internet web hosting, web page design, e-commerce solutions, and e-mail services. Due to continuing operating losses, effective June 26, 2000 the Company sold all of the shares of its wholly-owned Canadian subsidiary.

Subsequent to the sale of the Canadian operating subsidiary, at a special meeting of shareholders held on September 25, 2000, the Company changed its name from eieiHome.com Inc. to Wireless Ventures, Inc.

On June 15, 2001, Pivotal acquired the 4CASH from IRMG and began to execute a business plan involved in the self-service technology sector.

On September 21, 2001, at the annual general meeting of shareholders of the Company, the shareholders approved the name change from Wireless Ventures, Inc. to Pivotal Self-Service Technologies Inc. and an increase in the number of shares the Company is authorized to issue from 75,000,000 to 150,000,000.

The financial statements include the accounts of the Company and its wholly-owned subsidiary, 4Cash in 2001 and eieiHome.com Inc. in 2000. All intercompany accounts and transactions are eliminated in consolidation. All activity related to the Canadian subsidiaries are included in a separate line item, (Loss from Canadian operations) in the accompanying statement of operations.

As a result of the sale of its Canadian subsidiaries, the Company has ceased revenue producing operations.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has discontinued all revenue producing operations, has assets of only $31,196, and has a working capital deficit of $546,914 and a stockholders' (deficit) of $539,151 at December 31, 2001. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

Management plans to begin executing a business plan during the year ending December 31, 2002. In order to do so, the Company will have to raise substantial financing to satisfy existing liabilities and to provide the necessary funding for future operations. If the Company is unable to obtain additional financing and acquire a business that will generate operating cash flow in the near future, it may be forced to liquidate.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EQUIPMENT

Equipment is recorded at cost. Depreciation is computed using the declining balance method, ranging from 20% to 30% per annum, over the estimated useful lives of the related assets.

ADVERTISING AND MARKETING COSTS

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $-0- and $118,928 of advertising and marketing expenses for the years ended December 31, 2001 and 2000, respectively, which are included in selling, general and administrative expenses.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

FINANCIAL INSTRUMENTS

The fair values of the financial assets and liabilities are indicated by their carrying value.

NET LOSS PER SHARE

For both 2001 and 2000, net loss per share has been computed using the net loss for the year divided by the weighted average shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anit-dilutive.

FOREIGN CURRENCY

The functional currency of the Company is the U.S. dollar.

However, the Company does have some Canadian operating accounts and therefore pays for certain operating costs in Canadian dollars. Such transactions are converted into U.S. dollars at the exchange rate in effect on the date of service. Cash accounts are converted to U.S. dollars at the exchange rate in effect at the balance sheet date. The net exchange differences resulting from these transactions are included in the statement of operations. For both 2001 and 2000 such exchange differences were not material.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                December 31, 2001


NOTE 3 - MARKETABLE SECURITIES

During 2000, the Company purchased 160,000 shares of common stock of a publicly-traded entity for $480,000. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of stockholders' (deficit). Management has estimated the market value of this investment at $16,000 as of December 31, 2001. Accordingly, the Company had recorded an unrealized holding loss of $17,000 and $447,000 for the years ended December 31, 2001 and 2000, respectively. These shares are currently held by the Company's attorneys, who have been granted power of attorney, and have been pledged as security for the note payable (see note 8).

At December 31, 2001 and 2000, management determined that the decline in value of this investment was not of a temporary nature and accordingly reclassified the unrealized loss from stockholders' (deficit) into operations.

NOTE 4 - ACQUISITION/DISPOSITION OF CANADIAN SUBSIDIARIES

On June 15, 2001, the Company acquired certain intangible assets of 4Cash from IRMG Inc. ("IRMG"), an affiliated entity, through an asset purchase agreement. 4Cash is involved in the marketing and management of automated teller machines and related services in Canada and the United States. 4Cash had begun to assemble the necessary partnerships with equipment suppliers, cash suppliers and processors and lease financing providers. 4Cash had also begun to assemble a sales and marketing team to launch the development of the business and had begun discussions with various independent systems operators on potential acquisitions. At the time of acquisition, 4Cash did not have any significant operations.

Pursuant to the Asset Purchase Agreement, the Company issued 10 million shares of its common stock to IRMG and issued warrants to purchase 1.1 million common shares at $0.10 per share to the President of IRMG. In addition, (1) the Company issued three-year warrants to IRMG to purchase 5 million common shares at $0.10 per share which vest subject to the achievement of cumulative net profits from the date of closing and (2) subject to achieving cumulative pre-tax net profits of $1 million within 2 years from closing, the Company will issue an additional 10 million common shares to IRMG. In addition, the Company also entered into a 3-year management services agreement with IRMG under which IRMG provides certain management services to the Company (see note 5). The historical cost basis of the intangible assets acquired amounted to $-0- and, accordingly, no value had been assigned to the assets acquired or the consideration paid.

On March 5, 2002, the Company entered into an agreement whereby the 4Cash subsidiary was sold back to IRMG. In exchange for the 4Cash subsidiary, IRMG and certain directors of IRMG agreed to surrender and cancel its rights to obtain an additional 10 million common shares and warrants to purchase 6.1 million shares as originally issued as part of the acquisition in June 2001. The original 10 million shares of the Company's common stock from the June 2001 acquisition remain outstanding, of which IRMG holds 5 million shares.

During 2000, the Company sold all of its shares of its Canadian subsidiary, eieiHome.com Inc., for an aggregate price of $1,065,350 plus the surrender of 2,250,000 shares of the Company's common stock. The $1,065,350 portion of the purchase price was satisfied by the surrender for cancellation of $346,500 of the Company's 8% senior subordinated convertible debentures (see note 7) and by the issuance of a promissory note issued by the purchaser in the principal amount of $718,850 due December 31, 2000, plus interest at a rate of 24% per annum calculated and payable monthly. Subsequent to this transaction, $33,000 of the debentures surrendered for cancellation were reinstated at the request of the debenture holders. Two principals of the purchaser were former owners of the Canadian subsidiary and current stockholders of the Company and provided limited personal guarantees for the outstanding amount of the promissory note and pledged as security an aggregate of 200,000 common shares of Simmonds Capital Limited (SCL), a related entity, and 500,000 shares of the Company's common stock. The Canadian subsidiary provided the Company an unlimited guarantee for the outstanding amount of the promissory note and granted a security interest in all of its personal property in connection therewith.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                December 31, 2001


The purchaser also agreed to a monthly forbearance fee of 1.5% of the total outstanding indebtedness. During 2000, the Company received forbearance fees and interest income of $24,705. All remaining forbearance fees and accrued interest on the note receivable, as well as the remaining note receivable principal balance, have been written off.

This transaction had been considered by management to be similar to a recapitalization, and accordingly, the excess of consideration received over net liabilities disposed of, net of the related closing costs, has been reflected as an adjustment to paid-in capital in the year 2000.

The operations of each of the Company's Canadian subsidiaries, as discussed above, which have been aggregated and reflected as a one-line item in the accompanying statement of operations, are summarized as follows:

                                                    2001            2000
                                                -------------   ------------
   Revenues                                     $      2,499    $     39,413
                                                -------------   ------------

   Expenses
       Direct costs                                    1,016              -
       Selling, general and administrative            49,205        498,817
       Occupancy                                           -         38,049
       Depreciation                                      409          7,541
                                                -------------   ------------
                                                      50,630        544,407
                                                -------------   ------------

       Net (loss)                               $    (48,131)   $  (504,994)
                                                -------------   ------------

NOTE 5 - TRANSACTIONS WITH AFFILIATES

Amounts due to/from affiliates, which are included in accounts payable, generally result from transactions with companies under common control and are non-interest bearing with no specific terms for repayment.

During 2001, IRMG provided management services to the Company. The agreement was renegotiated and fees charged during 2001 amounted to $162,800. The parties have informally agreed that monthly fees will be charged at $19,300 beginning November 1, 2001 to February 22, 2002. In conjunction with the sale of 4Cash, the agreement was terminated effective February 22, 2002.

During 2000, the Company entered into a management services agreement with SCL, a controlling stockholder, with the Company paying SCL $15,000 per month for certain management services. The agreement was terminated effective December 31, 2000.

NOTE 6 - CONVERTIBLE DEBENTURE

The $2,000,000 convertible debenture to a stockholder, who is also an affiliated entity, along with accrued interest of $194,195 partially offset by an amount payable to the Company of $82,469, was converted into 2,111,726 shares of common stock in 2001.

NOTE 7 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

The senior subordinated convertible debentures totaling $141,500 at December 31, 2001, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                December 31, 2001


three year warrant (see note 10) to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. Interest expense on these notes during 2001 and 2000 amounted to $74,516 and $123,428, respectively. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.

During the year ended December 31, 2001, $1,524,550 of senior subordinated convertible debentures plus accrued interest of $55,324 was converted to 6,319,525 common shares. Also, certain accrued interest was effectively repaid during the year upon the exercise of warrants under the revised warrant exercise offer as discussed below. In addition, the Company recorded the cancellation of $101,000 of existing debentures during the year as confirmation was received during the year that the debenture liability had been transferred to the purchaser of eieiHome.com Inc.

During the year ended December 31, 2001, as an inducement to conversion, the Board of Directors approved a resolution that, upon the conversion to shares of the Company's common stock, the attached warrant exercise price would be reduced from $0.50 to $0.05 per share for warrants exercised through July 31, 2001. The Board of Directors approved another resolution to further enhance the offer as an incentive to debenture holders to convert and exercise their warrants. Under the revised offer, debenture holders who chose to convert their debenture and exercise their warrants had the total costs of the warrants reduced by the accrued interest to date. In effect, the accrued interest was paid to the debenture holders if they exercised their warrants. This offer expired on September 30, 2001. As a result, approximately 5,100,000 warrants were exercised in 2001 at the reduced price of $0.05 per share. In addition, the Company agreed to issue approximately 440,000 shares of its common stock (valued at $0.05 per share) to stockholders who exercised their warrants prior to the enhanced offer. In connection with these warrant exercises, the Company recorded a non-cash financing expense in the amount of $2,317,594.

NOTE 8 - NOTE PAYABLE

During the year ended December 31, 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven (see note 9), $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued. The note is non-interest bearing and is repayable with progressively increasing payments over a period of 15 months with final payment due in December 2002. The Company's marketable securities have been pledged as security for the note payable (see note 3). The Company is currently in default of the agreed-upon payment terms.

NOTE 9 - EXTRAORDINARY ITEM

The Company recorded an extraordinary item of $200,334 during the year ended December 31, 2001. The balance includes $103,430 of debentures payable and accrued interest payable that was transferred from the Company to the purchaser of eieiHome.com Inc. During 2001, the purchaser of eieiHome.com Inc. confirmed its liability for debentures with principal balance of $101,000 (note 7) and corresponding accrued interest of $3,430. The balance also includes $76,821 that resulted from a settlement with a creditor and $20,083 of debt forgiveness from IRMG. IRMG's total debt forgiveness of $185,083 was recorded as a $165,000 reduction of management fees expense for the current year and $20,083 as debt forgiveness.

NOTE 10 - CAPITAL STRUCTURE

CAPITAL STOCK

On September 21, 2001, the shareholders approved the name change from Wireless Ventures, Inc. to Pivotal Self-Service Technologies Inc. and an increase in the number of shares the Company is authorized to issue from 75,000,000 to 150,000,000.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                December 31, 2001


COMMON STOCK SUBSCRIBED

During 2001, 875,000 shares of the Company's common stock valued at $41,250 has been subscribed.

VOTING RIGHTS

The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

WARRANTS

In 1999, 5,000,000 five-year warrants to purchase an aggregate of 5,000,000 common shares, at exercise prices of between $1 per share and $3 per share, were issued to a stockholder. As part of the agreement to convert debentures into equity in 2001 (see note 6), the exercise price of the warrants was reduced to $0.50, the expiration was revised to December 31, 2004 and all warrants became immediately exercisable.

Management has determined that the value attached to the warrants is insignificant and therefore no amount has been recorded in the accounts. All warrants remain outstanding as of December 31, 2001.

During 2001, in connection with the conversion of debentures along with of accrued interest into common stock, the Company issued warrants to purchase 6,319,525 shares of common stock at $0.50 per share. During 2001, 5,092,010 of these warrants were exercised (see note 7). Accordingly, 1,227,515 warrants remain outstanding at December 31, 2001.

Also, certain warrants issued in 2001 were subsequently canceled (see note 4).

STOCK OPTIONS

The Company had established a Compensatory Stock Option Plan (CSO) for employees, directors and consultants or other advisors. The expiration date for exercising options issued under this plan was April 15, 2000.

In connection with the Company's reorganization in 1999, the 2000 stock option plan (2000 Plan) was established. The Company reserved a maximum of 3,000,000 options to be issued under the 2000 Plan.

Options granted under both plans are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees". All options have been granted at a price equal to or greater than the fair value of the Company's common stock at the date of the grant.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                December 31, 2001


The following is a summary of stock option activity for 2001 and 2000:


                                              2000 Plan                         CSO
                                     -----------------------------   ---------------------------
                                                       Weighted                       Weighted
                                                        Average                        Average
                                                       Exercise                       Exercise
                                        Shares           Price          Shares          Price
                                     ------------    -------------   ------------    -----------
Balance, December 31, 1999                    -      $         -        750,000      $     0.013
Granted                               2,050,000             0.25              -               -
Exercised                                     -                -       (650,000)          (0.013)
Expired                                (300,000)            0.25       (100,000)          (0.013)
                                     ------------                    ------------
Balance, December 31, 2000            1,750,000             0.25              -               -
Surrendered and canceled             (1,500,000)            0.25              -               -
Granted                               1,500,000             0.10              -               -
                                     ------------                    ------------
Balance, December 31, 2001            1,750,000      $      0.12              -      $        -
                                     ------------                    ------------

During the year 2001, as part of a restructuring of management of the Company, 1,500,000 options issued to former directors were surrendered. Additionally in 2001, 1,500,000 options were issued to current and former directors and to employees. Options outstanding at December 31, 2001 are summarized as follows:

 Number of                           Year of         Vesting
  Options           Price             Issue           Period            Term
------------     -----------      ------------    -------------     ------------
   250,000               .25          2000         Immediately      3 to 5 years
 1,000,000              0.10          2001             2 years          10 years
   400,000              0.10          2001         Immediately           3 years
   100,000              0.10          2001             3 years          10 years
------------
 1,750,000
------------

At December 31, 2001, options exercisable amounted to 783,333 with a weighted average exercise price of $0.15. The weighted average remaining contractual life of options outstanding and exercisable was 7 years and 3.5 years, respectively at December 31, 2001.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than the market value at date of grant. Had compensation expense been determined as provided in SFAS No. 123 for stock options using the Black Scholes option pricing model, the pro forma effect would have been:

                                                        Year Ended
                                             ------------------------------
                                              December 31,     December 31,
                                                  2001             2000
                                             -------------    -------------
Net loss - as reported                       $ (2,349,013)    $ (2,429,188)
Net loss - pro forma                           (2,349,013)      (2,499,188)
Net loss per share - as reported                    (0.09)           (0.14)
Net loss per share - pro forma                      (0.09)           (0.14)

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                December 31, 2001


The fair value of the options granted in 2001 and 2000 were estimated at $-0-and $70,000, respectively. The fair value has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 6%; and expected life of 3 to 5 years.

NOTE 11 - INCOME TAXES

The deferred tax asset results from net operating loss carryforwards (for U.S. tax purposes) which approximate $1,700,000 as of December 31, 2001 and expire in the years 2020 and 2021 . Under certain conditions and subject to certain limitations, these operating losses may be utilized to offset future taxable income.

The deferred tax asset and valuation allowance at December 31, 2001 are as follows:

           Deferred tax assets resulting from
            operating loss carryforwards            $   579,000
           Valuation allowance                         (579,000)
                                                    ------------
                                                    $         -
                                                    ------------

The Company has recorded a 100% valuation allowance against the deferred tax assets due to uncertainties surrounding their realization. The change in the valuation allowance from 2000 to 2001 is not material.

NOTE 12 - BAD DEBT EXPENSE

For the year ended December 31, 2000, bad debt expense includes a reserve for
(1) the $373,350 note receivable obtained in connection with the sale of the Canadian subsidiary (note 4) in 2000 and (2) certain cash advances made for a potential investment which management subsequently deemed to have no future value.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company was committed under an operating lease for rental of premises to July 30, 2002. Monthly lease payments approximate $6,800. During 2001, certain monthly payments due under the lease were assumed by IRMG. Subsequent to December 31, 2001, the Company and the landlord entered into an agreement to terminate the lease whereby the landlord is to receive $15,850 in cash and 541,300 shares of the Company's common stock.

LEGAL CONTINGENCY

In October 2000, the Company determined that certain conditions required to close a potential purchase of The Wireless Stock Xchange, Inc. ("TWSX") had not been met, the failure of which raised questions among the Company's Board of Directors as to the viability of the original business plan. In lengthy discussions with the principals involved, the Company was unable to resolve these issues. Accordingly, the Board concluded that the transaction was not in the best interests of the Company and declined to move forward with the original agreement. Although TWSX has registered a complaint and threatened to take legal action against the Company with respect to this matter, the Company believes TWSX's position is entirely without merit.