Form 10QSB
period 2002-09-30
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2002-11-14
CIK 49397

    As filed with the Securities and Exchange Commission on November 14, 2002



================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES __ NO X
                                            --

The number of shares of common stock outstanding as of September 30, 2002:
45,458,606

================================================================================

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.



                                      INDEX



    PART I          FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Consolidated Balance Sheet.......................................................   3
                           Consolidated Statements of Operations and Comprehensive (Loss)...................   4
                           Consolidated Statements of Cash Flows............................................   5
                           Notes to Consolidated Financial Statements.......................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  11


    Item 3.         Controls and Procedures.................................................................  16


    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  17

    Item 2.         Change in Securities and Use of Proceeds................................................  17

    Item 3.         Defaults Upon Senior Securities.........................................................  17

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  17

    Item 5.         Other Information.......................................................................  17

    Item 6.         Exhibits and Reports on Form 8-K........................................................  18
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures and Certifications...........................................................................  21


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



ASSETS

Current Assets:
    Accounts receivable                                                                                   $  14,607
    Marketable securities                                                                                     3,200
    Inventory                                                                                                 1,137
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                      $  18,944
--------------------------------------------------------------------------------------------------------------------

    Equipment, net of accumulated depreciation of $436                                                          855
    Intangible assets, net of accumulated amortization of $14,559                                           101,915
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                              $ 121,714
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Bank overdraft                                                                                        $  1,260
     Accounts payable (including $11,669 due to related parties)                                            110,406
     Accrued expenses - interest                                                                             29,693
     Accrued expenses - professional fees                                                                     9,000
     Accrued expenses - directors' fees                                                                      18,300
     Accrued expenses - other                                                                                 7,152
     Notes payable                                                                                          185,000
   Senior subordinated convertible debentures                                                               141,500
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                   502,311

     Notes payable                                                                                           76,000
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                           578,311

Stockholders' (deficit)
   Common  stock,   $.001  par  value,   150,000,000   shares   authorized,
   45,458,606 shares, issued and outstanding at September 30, 2002.                                          45,458
   Preferred   stock,   $100  par  value,  8%,   non-voting,   convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                          -
   Additional paid-in capital                                                                             7,893,011
   Common stock subscribed                                                                                   70,000
   Accumulated deficit                                                                                  (8,452,266)
   Accumulated other comprehensive income (loss)                                                           (12,800)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' (deficit)                                                                             (456,597)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                             $ 121,714
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (UNAUDITED)




                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2002           2001              2002         2001
                                                                 ----           ----              ----         ----

 Revenues:
     Sales                                                       $     -    $         -         $    255   $          -
     Commissions                                                  23,679              -           29,182              -
 -----------------------------------------------------------------------------------------------------------------------
 Total revenues                                                   23,679                          29,437
 -----------------------------------------------------------------------------------------------------------------------
     Less: cost of sales                                               -              -              104              -
 -----------------------------------------------------------------------------------------------------------------------
 Gross profit                                                     23,679              -           29,333              -
 -----------------------------------------------------------------------------------------------------------------------

 Expenses:
     General and administrative expenses                          36,149         47,064          116,705        242,016
     Interest, net                                                 2,854          7,152            8,467         70,983
     Non-cash financing expense                                        -      1,389,093                       1,905,345
     Amortization                                                 14,559              -           14,559              -
     Depreciation                                                     80              -              107              -
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                   53,641      1,443,309          139,837      2,218,344

 Loss from Canadian subsidiary operations (note 7)                     -              -           (4,247)             -

 -----------------------------------------------------------------------------------------------------------------------
 Net (loss) before extraordinary item                            (29,962)    (1,443,309)        (114,751)    (2,218,344)

 Extraordinary item - forgiveness of debt (note 6)                44,301        186,757           54,037        186,757

 -----------------------------------------------------------------------------------------------------------------------
 Net (loss)                                                      $14,339    $(1,256,552)        $(60,714)   $(2,031,587)
 =======================================================================================================================


 Basic and diluted net loss per share of common stock
 -----------------------------------------------------------------------------------------------------------------------
       Before extraordinary item                                   $0.00         $(0.04)          $(0.00)        $(0.10)
 -----------------------------------------------------------------------------------------------------------------------
       Extraordinary item                                          $0.00          $0.00            $0.00          $0.01
 -----------------------------------------------------------------------------------------------------------------------
       After extraordinary item                                    $0.00         $(0.04)          $(0.00)        $(0.09)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding         45,458,606     32,630,608       44,759,634     23,023,900
 -----------------------------------------------------------------------------------------------------------------------



                                  Comprehensive
                                  Income (Loss)


 Net income (loss)                                               $14,339   $(1,256,552)        $(60,714)   $(2,031,587)
 Other comprehensive income (loss):
 Unrealized holding gain (loss) on marketable                    (4,800)          8,400         (12,800)       (13,800)
 securities
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                      $9,539   $(1,248,152)        $(73,514)   $(2,045,387)
 -----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                 Nine Months Ended
                                                                                                    September 30,

                                                                                                    2002         2001
   -------------------------------------------------------------------------------------------------------------------

   NET CASH USED IN OPERATIONS
       Net loss                                                                                 $(60,714) $(2,031,587)
       Adjustments to reconcile net loss
         to net cash (used in) operating activities:
            Depreciation and amortization                                                         14,671          205
            Common stock issued in rent settlement                                                27,065            -
            Non-cash financing expense                                                                      1,905,345
            Gain on forgiveness of debt                                                          (54,037)    (186,757)
   Changes in working capital accounts, net of acquisition and disposition:
            Accounts receivable                                                                    2,730      (1,007)
            Inventory                                                                                149            -
            Prepaid expenses                                                                       5,879            -
            Accounts payable and accrued expenses                                                 24,836      206,596
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                                       (39,421)    (107,205)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                                                      -       (8,172)
         Acquisition of subsidiary                                                               (40,000)           -
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                       (40,000)      (8,172)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds on exercise of warrants                                                              -       69,237
         Proceeds of common stock subscribed                                                      70,000       60,763
         Proceeds from sale of common stock                                                       20,000            -
         Decrease in bank overdraft                                                              (10,579)           -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                                     79,421      130,000
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                                         0       14,623
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                          0           97
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                            $   0      $14,720
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

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

     The accompanying unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

     In June 2002 the Company acquired Prime Wireless Inc. and began to operate a wireless products distribution business.

     In September 2002 the Company announced it had entered into a Letter of Intent to acquire a parcel of assets, which it planned to use in the manufacture and distribution of park mobile homes. In October 2002 the Company announced that it had also entered into a Letter of Intent to acquire an exclusive license to manufacture and sell a new line of high-end stone like products in the United States.

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

     The Company, with the consent of IRMG, will continue to use the Pivotal Self-Service Technologies name until the next shareholders meeting at which the Company will change its name.

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

     During the three month period ended September 30, 2002 the Company did not make any payments on the note payable described in (b) above.

     Prime Wireless earns sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. In addition, prior to the acquisition, Prime Wireless had acquired certain Midland two-way radio products.

     Accounting for the Prime Wireless acquisition is summarized as follows:



                           Net working capital assets acquired                   $29,526

                           Intangible assets acquired                            116,474

                           Purchase consideration                               $146,000


     The excess of purchase price over net assets acquired has been temporarily allocated to intangible assets and represents mainly tooling, trade name and intellectual property associated with the Prime Wireless acquisition. Management is currently evaluating the allocation of the excess purchase consideration over the net assets acquired and anticipates an amortization period of one to two years will be appropriate for any remaining intangible assets. Amortization expense for the three and nine months ended September 30, 2002 was $14,559.

     The following unaudited proforma consolidated amounts give effect to the Prime Wireless acquisition as if it had occurred on January 1, 2001.

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               ------------------                   -----------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----

         Revenues                          $   23,679    $       34,327       $   60,263    $       34,327
         Net income (loss)                 $   14,339       $(1,275,196)        $(93,576)      $(2,011,070)
         Basic and diluted
          earnings (loss) per share             $0.00            $(0.04)          $(0.00)           $(0.09)


POTENTIAL ACQUISITIONS

     In September 2002, the Company announced that it had entered into a Letter of Intent to acquire a parcel of assets, which it plans to use in the manufacture and distribution of park mobile homes. Negotiations continue with respect to this acquisition.

     On October 15, 2002, the Company announced that it had entered into a Letter of Intent with Murite International Corp. to acquire an exclusive license for the manufacture and sale of a new line of high-end stone like products in the United States. The products have the same qualities as marble, granite or slate. Under the terms of the Letter of Intent, Jim Mancel (the inventor of Murite), or his designee corporation, will receive; a) 10,000,000 shares of the Company's common stock, representing approximately 20% of the outstanding common shares, b) 1,000,000 shares of the Company's common stock for each Murite manufacturing equipment deployment, c) a management services agreement for $20,000 per month, and d) Mr. Mancel will be appointed to the Board of Directors and will act as the Company's Chief Technology Officer. The Company plans to be operational by the end of 2002 and expects to commence shipping Murite in the first quarter of 2003. The transaction is subject to further due diligence, the preparation of closing documentation and customary approvals and consents of various parties.


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

     During the nine month period ended September 30, 2002, there was a decrease in the share price from $0.10 on December 31, 2001 to $0.02 on September 30, 2002. Accordingly, the Company incurred an unrealized holding loss of $12,800 during fiscal 2002.

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

     During the nine month period ended September 30, 2002 there was no conversion activity with respect to the senior subordinated convertible debentures.

NOTE 5 - NOTES PAYABLE

     During the quarter ended September 30, 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of common stock, and a note payable of $160,000 was issued. The note is non-interest bearing and is repayable with progressively increasing payments over a period of 15 months with final payment due in December 2002. The Company reduced the note during the fourth quarter of fiscal 2001 through a $5,000 cash payment, however the Company is now in default of the repayment terms of the note. The remaining principal balance due under the note is $155,000 at September 30, 2002.

     As described in Note 1, the Company acquired 100% of Prime Wireless Inc. and issued a non-interest bearing $120,000 note payable as partial consideration for the purchase price. Under the terms of the note, the Company is obligated to pay $2,000 per month for 60 months commencing on July 1, 2002. The note has been discounted using a 5% interest rate to its present value of $106,000. $76,000 of the note payable is considered a long term liability and $30,000 has been classified on the Company's balance sheet as a current liability.

     During the three month period ended September 30, 2002 the Company did not make any payments on the note payable described above.


NOTE 6 - EXTRAORDINARY ITEM

     The Company recorded an extraordinary item of $54,037 during the nine month period ended September 30, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of Cdn$25,000 (US$15,753). During the quarter ended March 31, 2002, the Company paid IRMG Cdn$12,500 (US$7,877) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset expenses incurred during the three month period ended March 31, 2002. IRMG received Cdn$12,500 (US$7,972) on September 30, 2002 as full and complete settlement of the remaining liability. Additionally $54,037 was recorded as an extraordinary item representing fees accrued in prior periods.

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

     During the three month period ended September 30, 2002 the Company received an additional $10,000 for a private placement described above. The Company has not yet issued the shares therefore the transaction has been recorded as common stock subscribed.

     In addition during the quarter ended September 30, 2002 the Company converted $60,000 previously recorded as due to related parties into 6,000,000 common shares and issued warrants to purchase another 6,000,000 common shares at $0.01 per share at anytime prior to December 31, 2004. These share certificates were not issued as of September 30, 2002 either and therefore $60,000 was recorded as common stock subscribed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         FORWARD LOOKING STATEMENTS

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

     In September the Company announced it had entered into a Letter of Intent to acquire a parcel of assets, which it plans to use in the manufacture and distribution of park mobile homes.

     In addition, the Company announced it has entered into a Letter of Intent to acquire an exclusive license for the manufacture and sale of a new line of high-end stone like products in the United States. Management believes that if the transaction is consummated, the Company will begin to generate operating cashflow.

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

     There was net income for the three month period ended September 30, 2002 of $14,339 ($0.00 per share) compared to a net loss of $1,256,552 ($0.04 per share) in the prior year. The decrease is primarily the result of the Company's decision to cease pursuing the Self Service Technology Business and the acquisition of Prime Wireless.

     Revenues during the three month period ended September 30, 2002 were $23,679 up from zero in the comparative period in the prior year. The year over year increase is the result of the June 7, 2002 acquisition of Prime Wireless. The commission income from Vertex-Standard products was $23,679 during the three month period ended September 30, 2002.

     Total expenses were $53,641 during the quarter ended September 30, 2002 compared to $1,443,309 in the prior year. The decrease is the result of; 1) non-cash financing expense of $1,389,093 incurred in the prior year but not repeated in the current quarter, 2) a decrease of $10,915 in general and administrative expenses, 3) interest expense decreasing by $4,298 year over year and 4) total depreciation and amortization expense of $14,639 recorded in the current year but not in the comparative period in the prior year.

     Non-cash financing expense during the three month period ended September 30, 2001 consisted of a $1,389,093 charge related to the inducement feature of the senior subordinated convertible debenture.

     General and administrative expenses during the three month period ended September 30, 2002 consisted of $19,980 in Prime Wireless expenses and $16,169 in Pivotal corporate expenses. Prime Wireless expenses were; wages and commissions of $12,079, selling expenses of $6,532 and $1,369 of miscellaneous expenses. Pivotal corporate expenses consisted of; wages and consulting costs of $8,710, accounting expenses of $5,000, storage expenses of $1,910 and $549 of miscellaneous costs. General and administrative expenses incurred during the quarter ended September 30, 2001 include the following: 1) $19,000 of professional fees, 2) $22,500 of consulting fees expense and 3) $5,564 of other miscellaneous expenses.

     The Company recorded amortization expense of $14,559 during the three month period ended September 30, 2002 and zero in the comparative period a year ago. The amortization expense relates to the intangible assets recorded in the acquisition of Prime Wireless, which essentially represents the excess of the purchase price over net assets acquired.

     Interest expense during the three month period ended September 30, 2002 was $2,854 compared to $7,152 during the three month period ended September 30, 2001. The reduction in interest expense is the result of a substantial portion of the Company's senior subordinated convertible debentures being converted to common stock during the four quarter of fiscal 2001.

     Depreciation expenses incurred on Prime Wireless totaled $80 during the three month period ended September 30, 2002.

     The Company recorded an extraordinary item of $44,301 during the quarter ended September 30, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of Cdn$25,000 (US$15,753). During the current quarter the Company paid IRMG Cdn$12,500 (US$7,972) and IRMG forgave the remaining balance of $44,301. Cdn$12,500 (US$7,877) was paid to IRMG during the quarter ended March 31, 2002 also.

     During the three month period ended September 30, 2001 the Company recorded an extraordinary item -- gain on cancellation of debt of $186,757. The balance includes $103,037 of debentures payable and accrued interest payable that was transferred to the purchaser of eieiHome.com Inc. During the three month period ended September 30, 2001, the purchaser of eieiHome.com Inc. confirmed its liability for debentures with principal balance of $101,000 and corresponding accrued interest of $2,037 was transferred to the purchaser. The balance also included $63,637 that resulted from a settlement with a creditor of $403,637 in accounts payable. The settlement included a write-off of $63,637, issuance of 1.8 million shares at $0.10 per share, and a note payable of $160,000. Finally, the balance included debt forgiveness from IRMG Inc. of $20,083. IRMG Inc.'s total debt forgiveness of $185,083 was recorded as a $165,000 reduction of management fees expense for the quarter and $20,083 as debt forgiveness.

         FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

     There was a net loss for the nine month period ended September 30, 2002 of $60,714 ($0.00 per share) compared to a net loss of $2,031,587 ($0.09 per share) in the prior year. The decrease is primarily the result of the Company's decision to cease pursuing the Self Service Technology Business and the acquisition of Prime Wireless.

     Revenues during the nine month period ended September 30, 2002 were $29,437 up from zero in the comparative period in the prior year. The year over year increase is the result of the June 7, 2002 acquisition of Prime Wireless. Commission income was $29,182 and sales of Midland products totaled $255. Cost of sales from Midland products was $104 during the nine month period ended September 30, 2002.

     Gross profit during the nine month period ended September 30, 2002 was $29,333 and zero during the nine month period ended September 30, 2001.

     Total expenses were $139,837 during the nine month period ended September 30, 2002 compared to $2,218,344 in the comparative period in the prior year, a decrease of $2,078,506. The decrease is primarily the result of non-cash financing expense of $1,905,345 recorded during the nine month period ended September 30, 2001 and not repeated in the current fiscal year. In addition general and administrative expenses decreased by $125,311, interest expense decreased $62,516 and the Company recorded total amortization and depreciation expense of $14,666 in the current period compared to zero a year ago.

     Non-cash financing expense during the nine month period ended September 30, 2001 consisted of a $1,905,345 charge related to the inducement feature of the senior subordinated convertible debenture.

     General and administrative expenses during the nine month period ended September 30, 2002 consisted of $25,692 in Prime Wireless expenses and $91,013 in Pivotal corporate expenses. Prime Wireless expenses were; wages and commissions of $15,724, selling expenses of $8,134 and $1,834 of miscellaneous expenses. Pivotal corporate expenses consisted of; rent of $40,097 incurred on an office lease connected with 4CASH the former subsidiary, wages and consulting expenses of $19,050, accounting expenses of $15,685, storage costs of $8,885, transfer agent fees of $4,337 and $2,959 of miscellaneous costs. General and administrative expenses of $242,016 during the nine month period ended September 30, 2001 included the following: 1) $57,000 of professional fees; 2) $110,000 of management fees to IRMG Inc. based on $15,000 per month up to June 15, 2001 and $55,000 per month thereafter less debt forgiveness of $165,000; 3) $31,300 directors' fees expense; 4) $22,500 in consulting expense; 5) $6,000 in travel costs; 6) $7,000 in corporate expenses; and 7) $8,216 of other miscellaneous expenses.

     The Company recorded amortization expense of $14,559 during the nine month period ended September 30, 2002 and zero in the comparative period a year ago. The amortization expense relates to the intangible assets recorded in the acquisition of Prime Wireless, which essentially represents the excess of the purchase price over net assets acquired.

     Interest expense during the nine month period ended September 30, 2001 was $70,983 compared to $8,467 during the nine month period ended September 30, 2002. The substantial decrease is the result of the bulk of the Company's senior subordinated convertible debentures converted to common stock during 2001.

     Depreciation expenses incurred on Prime Wireless totaled $107 during the nine month period ended September 30, 2002.

     The 4CASH subsidiary was sold on March 5, 2002; therefore, the operating losses of this former subsidiary up to closing date are aggregated onto one line in the operating results of the nine month period ended September 30, 2002. The operations of 4CASH, are summarized as follows:




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

     The Company recorded an extraordinary item of $54,037 during the nine month period ended September 30, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of Cdn$25,000 (US$15,753). During the first quarter of the current fiscal the Company paid IRMG Cdn$12,500 (US$7,877) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset current period expenses. During the first quarter IRMG received Cdn$12,500 (US$9,637) also. On September 30, 2002 the Company paid IRMG another Cdn$12,500 (US$7,972) and IRMG forgave the remaining balance of $44,301.

     During the nine month period ended September 30, 2001 the Company recorded an extraordinary item -- gain on cancellation of debt of $186,757. The balance includes $103,037 of debentures payable and accrued interest payable that was transferred to the purchaser of eieiHome.com Inc. During the three month period ended September 30, 2001, the purchaser of eieiHome.com Inc. confirmed its liability for debentures with principal balance of $101,000 and corresponding accrued interest of $2,037 was transferred to the purchaser. The balance also included $63,637 that resulted from a settlement with a creditor of $403,637 in accounts payable. The settlement included a write-off of $63,637, issuance of 1.8 million shares at $0.10 per share, and a note payable of $160,000. Finally, the balance included debt forgiveness from IRMG Inc. of $20,083. IRMG Inc.'s total debt forgiveness of $185,083 was recorded as a $165,000 reduction of management fees expense for the quarter and $20,083 as debt forgiveness.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are described in Note 1 to the financial statements included in our annual report for the year ended December 31, 2001. The accounting policies used in preparing our interim 2002 condensed financial statements are the same as those described in our annual report.

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgements and estimates. Our critical accounting policies include those related to equity based transactions and the valuation of intangibles.

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


         FINANCIAL CONDITION

     Total assets decreased from $138,044 at June 30, 2002 to $121,714 at September 30, 2002. The decrease is due mainly due to amortization of intangible assets ($14,559), depreciation of equipment ($80) and a decrease in current assets ($1,696).

     The Company holds 160,000 common shares of Vianet Technologies Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board. The share price decreased from $0.05 per share on June 30, 2002 to $0.02 per share on September 30, 2002. Accordingly the Company has recorded an unrealized holding loss on marketable securities of $4,800 during the current quarter. These securities have been pledged to the Company's U.S. counsel as part of a fee settlement.

     Total liabilities decreased from $674,180 at June 30, 2002 to $578,311 at September 30, 2002, a decrease of $95,869. The decrease is the result of accounts payable and accrued expenses decreasing by $91,313 and the bank overdraft decreasing by $4,556.

     Common stock and additional paid in capital did not change during the current quarter but the Company did record $70,000 in common stock subscribed. Common stock subscribed represents: a) $10,000 in cash received but share certificates not yet issued and b) $60,000 in amounts due to related parties converted to common stock at $0.01 per share and warrants to purchase an additional 6,000,000 common shares at $0.01 per share at anytime prior to December 31, 2004, without having the share certificates yet issued.

     The accumulated deficit decreased by the net income for the three month period ended September 30, 2002 of $14,339. The Company also recorded a unrealized holding loss on marketable securities of $4,800 during the quarter as a result of an decrease in market value, which created an accumulated other comprehensive loss of $12,800 at September 30, 2002.


         LIQUIDITY AND CAPITAL RESOURCES

     As at September 30, 2002, the Company had current assets of $18,944, including accounts receivable of $14,607, inventory of $1,137 and an investment in marketable securities of $3,200 (which are pledged to the Company's U.S. counsel as part of a fee settlement) and liabilities totaling $578,311.

     For the nine month period ended September 30, 2002, cash used in operating activities amounted to $39,421 primarily as a result of operating losses partially offset by non-cash operating adjustments. Cash provided by financing activities during the nine month period ended September 30, 2002 amounted to $79,421 resulting mainly from the issuance of $90,000 in common stock and common stock subscribed. Cash used in investing activities for the nine month period ended September 30, 2002 amounted to $40,000 representing the cash paid to acquire Prime Wireless.

     The significant losses and working capital deficit at September 30, 2002 have called into question the Company's ability to continue to operate as a going concern. The Company's ability to continue to fund losses is connected to its ability to raise external financing.

     If the Company is unable to obtain additional financing and ensure that the business acquisitions will generate operating cashflows in the near future, it may be forced to liquidate.

     During the quarter ended September 30, 2002 the Company converted $60,000 previously recorded as due to related parties into 6,000,000 common shares and issued warrants to purchase another 6,000,000 common shares at $0.01 per share at anytime prior to December 31, 2004. Although the Company was able to raise funds in this manner there can be no assurance it will be able to continue to do so.

     In addition, the Company announced it has entered into a Letter of Intent to acquire an exclusive license for the manufacture and sale of a new line of high-end stone like products in the United States. Management believes that if the transaction is consummated, the Company will require additional funds prior the new business venture reaching breakeven results. Management expects to raise financing through the issuance of additional convertible debt instruments and/or additional equity offerings.

     The Company does not have any material sources of liquidity of off balance sheet arrangements or transactions with unconsolidated entities.


ITEM 3. CONTROLS AND PROCEDURES.

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating in an effective way to ensure appropriate and timely disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     The Company is in technical default of the Prime Wireless note payable. The vendor of Prime Wireless has not provided notice of default and the note payable does not provide for acceleration of the payments in the event of default, therefore a portion of the liability continues to be reflected as a long term liability.

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

         Exhibit 4.10               Promissory Note given by the purchaser to the Company in the principal amount of $718,850.00.(2)

         Exhibit 4.11               Guarantee of Paul Dutton, Max Hahne and the Canadian Former Subsidiary dated as of June 26,
                                    2000.(2)

         Exhibit 4.12               General Security Agreement issued by the Canadian Former Subsidiary dated as of June 26,
                                    2000.(2)

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

         Exhibit 10.7               Share Purchase Agreement, dated March 5, 2002, by and between Pivotal Self-Service Technologies
                                    Inc. and IRMG Inc. (6)

         Exhibit 22.1               Proxy Statement, dated February 7, 2000, in respect of the Special Meeting of Stockholders. (1)

         Exhibit 22.2               Proxy Statement, dated September 13, 2000, in respect of a Special Meeting of Stockholders. (4)

         Exhibit 22.3               Proxy Statement, dated August 27, 2001, in respect of the Annual Meeting of Stockholders. (5)

         Exhibit 99.1               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002. *


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


DATE:  NOVEMBER 14, 2002   BY:      /S/ JOHN G. SIMMONDS
                                    John G. Simmonds
                                    Chairman/CEO/Director



DATE:   NOVEMBER 14, 2002  BY:      /S/ GARY N. HOKKANEN
                                    Gary N. Hokkanen
                                    Interim CFO

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Pivotal Self-Service Technologies Inc.;

2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            By:     /S/ JOHN G. SIMMONDS
                                            ----------------------------
                                            John G. Simmonds
                                            Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Gary N. Hokkanen, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Pivotal Self-Service Technologies Inc.;

2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            By:     /S/ GARY N. HOKKANEN
                                            ----------------------------

                                            Gary N. Hokkanen
                                            Principal Financial Officer