Form 10KSB
period 2002-12-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2003-04-15
CIK 49397

     As filed with the Securities and Exchange Commission on April 15, 2003


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending December 31, 2002          Commission File No. 001-15627


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
               (Exact name of registrant as specified in charter)

                             WIRELESS VENTURES INC.
                          (Former name, if applicable)

           DELAWARE                                       042451506
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             67 WALL ST.                                 212-943-1111
        NEW YORK, NY 1005-3198                      Registrant's Telephone
(Address of Principal Executive Offices)              No. incl. area code)

  Securities registered pursuant to                           None
      Section 12(b) of the Act:

  Securities registered pursuant to               Common Stock, par value $0.001
      Section 12(g) of the Act:

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB( ).

      For the fiscal year ended December 31, 2002, the Company's revenues from continuing operations were $193,923.

      Based on the closing high bid price on March 21, 2003 of $0.08 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,549,707.

      On February 28, 2003, the number of shares outstanding of the registrant's Common Stock was 61,991,106.

      Transitional Small Business Disclosure Format (Check One):    Yes    No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


         The business of Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company")(formerly known as Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Prime Battery Products Limited ("Prime Battery"). Effective November 1, 2002, Pivotal, through a newly incorporated wholly-owned subsidiary named Prime Battery completed the acquisition of certain business assets of DCS Battery Sales Ltd. ("DCS Battery"). Prime Battery distributes value priced batteries and other ancillary products to dollar stores in North America.

         The Company also conducted its business during part of fiscal 2002 through another wholly-owned subsidiary called Prime Wireless Inc. ("Prime Wireless"). On June 7, 2002, the Company acquired Prime Wireless, which was in the business of earning sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. In addition, prior to the acquisition, Prime Wireless had acquired certain assets from Midland International Corp. ("Midland") including land mobile radio products, the Midland trade name, tooling, and accounts receivable. Subsequent to year end the Company disposed of all the issued and outstanding shares of Prime Wireless to a third party (see Recent Developments below).

         Between June 2001 and February 2002, the business of Pivotal was conducted through its wholly-owned Canadian subsidiary 4CASH ATM Services Canada Inc. ("4CASH"). 4CASH operated in the self-service technology sector (defined as the deployment of Automated Teller Machines ("ATMs"), information kiosks and Point of Sale debit machines ("POS")). In February 2002, the Board of Directors made the decision not to continue to pursue the self-service technology business plan. On March 5, 2002, the Company sold 4CASH to IRMG Inc. ("IRMG"), a private corporation controlled by the Company's former CEO and current CFO.

         On February 29, 2000, a special meeting of the shareholders of the Company was held in Boston, Massachusetts. At the meeting, the Company's shareholders approved its reincorporation as a Delaware company by merging it with a Delaware company called eieiHome.com Inc. formed on February 25, 2000. As a result of the reincorporation, the Company's name changed from HyComp, Inc. to eieiHome.com Inc., the number of shares of common stock which the Company was authorized to issue increased from 20,000,0000 shares of common stock to 75,000,000 shares and the par value of the common stock changed from $0.01 to $0.001.

         Between October 1999 and June 2000, the business of the Company was conducted through its wholly-owned Canadian subsidiary, eieiHome.com Inc., which operated an Internet service, information and e-commerce web site, providing information and related products and services for homeowners, home buyers, and home service providers. eieiHome.com's revenue came from the sale of advertising space to national and local home service providers and manufacturers of home-related products supplemented with service fees for Internet web hosting, web page design, e-commerce solutions, and e-mail services. Due to continuing operating losses, effective June 26, 2000, the Company sold all of the shares of its wholly-owned Canadian subsidiary.

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

         On October 14, 1999, HyComp, Inc. acquired all of the issued and outstanding common stock of eieiHome (Canada) from Simmonds Capital Limited ("SCL"). Following the transaction, eieiHome (Canada) was considered the acquiring party and the surviving accounting entity because the former stockholders of eieiHome (Canada) received an amount of voting shares of the combined company which constituted an effective controlling interest in the combined company. Accordingly, the transaction was accounted for as a reverse acquisition. The acquisition of eieiHome (Canada) formally closed on October 14, 1999. eieiHome (Canada) was incorporated as Chargnet Inc. in June 1998 in the province of Ontario, Canada. It operated as Chargnet until June 20, 1999 when it was acquired by SCL and its name was changed to eieiHome.com Inc.

         Subsequent to the sale of eieiHome (Canada), the Canadian operating subsidiary, at a special meeting of shareholders held on September 25, 2000, the Company changed its name from eieiHome.com Inc. to Wireless Ventures, Inc.

         On September 21, 2001 at the annual general meeting of shareholders of the Company, held in Markham, Ontario, the shareholders approved (i) name change from Wireless Ventures Inc. to Pivotal Self-Service Technologies Inc. and (ii) increase in the number of shares the Company is authorized to issue from 75,000,000 to 150,000,000.

         During 2002 the Company had one employee working for the Prime Wireless subsidiary which was disposed of subsequent to year end. John G. Simmonds (CEO), Carrie J. Weiler (Secretary) and Gary N. Hokkanen (interim CFO), provided services to the Company on a consulting basis during fiscal 2002.

RECENT DEVELOPMENTS:

         On March 1, 2003, the Company entered into a Joint Venture Agreement with Collectible Concepts Group Inc., an entity listed on the NASD over-the-counter bulletin board trading under the symbol CCGI. The purpose of the joint venture is to unite the battery products distributed by Prime Battery with the licensing and merchandising relationships of Collectible Concepts. The joint venture will be owned 50% by the Company and 50% by Collectible Concepts Group and will operate as MightyCell(TM). The MightyCell brand of batteries and battery related products will be marketed throughout North America and the company will be targeting licensing opportunities in the entertainment and sports industries. Management believes that the joint venture will develop new channels to market for its battery business.

         On March 13, 2003, the Company sold all of the outstanding and issued common shares of its wholly-owned subsidiary Prime Wireless including all of the Midland related assets to Wireless Age Communications Inc. an entity listed on the NASD over-the-counter bulletin board trading under the symbol WLSA, in exchange for 1,500,000 common shares of Wireless Age. Under the terms of the Prime Wireless June 7, 2002, acquisition agreement with 1500450 Ontario Limited, 750,000 of the common shares were transferred to 1500450 Ontario Limited. 1500450 Ontario Limited is a related party by virtue of its shareholdings in the Company. Under the terms of the transaction with Wireless Age, Mr. Simmonds the Company's CEO was appointed Chairman of Wireless Age.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently maintains corporate offices at 67 Wall St. New York, NY, 1005-3198. Certain officers of the Company have offices at 13980 Jane Street, King City, Ontario, Canada, L7B 3A8 (tel. 905-833-3838, fax 905-833-6942). During fiscal 2002, the Company's wholly-owned subsidiaries Prime Wireless (which was disposed of subsequent to year end) and Prime Battery shared an office and distribution center with a related party at 85 Chambers Drive, Unit 7, Ajax, Ontario, Canada, L1Z 1E2 (tel. 905-683-4500, fax 905-683-8074). In April 2003, the Prime Battery business moved to a distribution and office facility at 6010 Tomken Road, Mississauga, Ontario, Canada, (tel. 905-564-7200). The Prime Battery business occupies approximately 4,500 square feet of a share facility under a sub-lease agreement with a third party.

ITEM 3.  LEGAL PROCEEDINGS.

         To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

         The Company, however, wishes to disclose that during the year ended December 31, 2001, the President of The Wireless Stock Xchange, Inc. had requested that the Company return the sum of $200,000, which he paid to purchase 200,000 shares of the Company's common stock in a private transaction (facilitated by the Company) in October 2000. The Company received $200,000 from the seller of the shares, which shares had been pledged to the Company as security for other obligations. The President of the Wireless Stock Xchange Inc. had registered complaints about the Company's conduct with certain regulatory authorities, including the Securities and Exchange Commission. The SEC requested certain information from the Company, which the Company provided. During the year ended December 31, 2002, the Company settled the disagreement with the mutual consent of this individual. The Company allowed this individual to participate in a $.02 private placement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The price per share of Company Common Stock was quoted on the NASD's OTC Bulletin Board under the symbol "WLSV" beginning on September 27, 2000. Concurrently with the change in name from Wireless Ventures Inc. to Pivotal Self-Service Technologies Inc., approved by the shareholders on September 21, 2001, the Company's common stock was quoted on the NASD's OTC Bulletin Board under the symbol "PVSS" beginning on October 4, 2001.

         The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

------------------------------------------------------
QUARTER ENDED                    HIGH         LOW
------------------------------------------------------
March 31, 2001                 $0.3125      $0.06
------------------------------------------------------
June 30, 2001                   $0.20       $.045
------------------------------------------------------
September 30, 2001              $0.14      $0.051
------------------------------------------------------
December 31, 2001               $0.09      $0.035
------------------------------------------------------
March 31, 2002                  $0.06       $0.04
------------------------------------------------------
June 30, 2002                   $0.05       $0.03
------------------------------------------------------
September 30, 2002              $0.07       $0.03
------------------------------------------------------
December 31, 2002               $0.10       $0.04
------------------------------------------------------

         On December 31, 2002, the Company had approximately 350 shareholders of record. The Company believes it has approximately 500 shareholders including holders whose securities are held in street name or nominee accounts.


         The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ.

OVERVIEW

         The Company operates through its Prime Battery Products Limited ("Prime Battery") wholly-owned subsidiary which is in the business of distributing batteries and other ancillary products in North America. Currently almost all of the Company's revenues are derived from dollar stores, however management is expanding the customer base to include sales to commercial clients and other non-retail customers.

         During 2002, management with the consent of the Board of Directors made the decision to change the business direction of the Company.

         Effective November 1, 2002, the Company, through a newly incorporated wholly-owned subsidiary named Prime Battery acquired certain business assets of DCS Battery Sales Ltd. ("DCS Battery").

         On June 7, 2002, the Company acquired Prime Wireless Inc., which earns sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. Prior to the acquisition Prime Wireless had acquired certain assets of Midland International Corp. ("Midland") including land mobile radio products, the Midland trade name, tooling, and accounts receivable.

         On June 15, 2001, the Company acquired all the assets of the 4CASH ATM Services division from IRMG Inc. which was in the ATM, information kiosk and POS marketplace (referred to herein as the "Self Service Technology Business"). On July 31, 2001, the Company incorporated a wholly-owned subsidiary called 4CASH ATM Services Canada Inc. and began to launch the business in the Canada.

         Subsequent to the end of fiscal year 2001, the non-executive members of the Board of Directors decided that the Self Service Technology Business opportunity was not in the best interests of the Company. The decision was based primarily on the additional investment required to deploy equipment and due to the operating losses experienced by 4CASH. On March 5, 2002, the Company disposed of its wholly-owned subsidiary 4CASH ATM Services Canada Inc. together with all the assets and intellectual property rights to operate the Self Service Technology.

         During the quarter ended December 31, 2002, the Board of Directors made the decision to focus on the battery business and to dispose of the Prime Wireless subsidiary. On March 13, 2003, the Company disposed of all of the issued and outstanding common shares of Prime Wireless and Midland related assets to Wireless Age Communications Inc. in exchange for 1,500,000 common shares of Wireless Age. Pursuant to the June 7, 2002 purchase and sale agreement between the Company and 1500450 Ontario Limited, the Company transferred 750,000 of the Wireless Age common shares to 1500450 Ontario Limited. 1500450 Ontario Limited is a related party be virtue of its ownership position in the Company.

         The Prime Wireless operating entity was acquired on June 7, 2002, however due to the disposal of this subsidiary subsequent to year end on March 13, 2003, the operating results of Prime Wireless have been classified as discontinued operations in the Consolidated Statement of Operations during 2002.

         The Prime Battery operating results have been included in Consolidated Statement of Operations for 2002 as continuing operations effective November 1, 2002.


RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

         During the year ended December 31, 2002, the Company had a total net loss of $125,374 ($0.00 per share) compared to a net loss of $2,619,013 ($0.09 per share) during the comparative period a year ago. The primary reasons for the substantial year over year reduction in net loss are; 1) the Company incurred substantial non-cash financing expenses during the year ended December 31, 2001 that were not repeated in the current year, and 2) the Company acquired two operating businesses during fiscal 2002 (one of which it disposed of subsequent to year end) both of which generated gross profit to offset operating expenses.

         The Company has classified the operating results attributable to 4CASH and Prime Wireless as discontinued operations in the Consolidated Statement of Operations. For a further explanation of the discontinued operations classification please refer to the attached financial statements and the notes thereto. The loss before discontinued operations was $237,327 during the twelve month period ended December 31, 2002 compared to a loss before discontinued operations of $2,590,965 during the year ended December 31, 2001. Income from discontinued operations during the twelve month period ended December 31, 2002 was $111,953 compared to a loss of $28,048 during the comparative period in the prior year.

CONTINUING OPERATIONS

         Revenues during the twelve month period ended December 31, 2002 were $193,923 compared to zero in the prior year. Revenues of the battery business for the period November 1, 2002 to December 31, 2002 were $193,923 consisting of sales of batteries and other ancillary products to dollar stores. The Company acquired the Prime Battery business during 2002.

         During the twelve month period ended December 31, 2002, the Company earned $30,433 of gross profit (15.7% as a percentage of sales) compared to zero in the comparative period a year ago. The Company shares gross profit from sales with A.C. Simmonds and Sons, an entity associated with the party that the Company acquired the battery business from, as stipulated by the terms of the asset purchase agreement.

         Operating expenses during the twelve month period December 31, 2002 were $161,360 compared to $441,622 during the comparative period in the prior year. The year over year reduction is primarily the result of reduced general and administrative expenses and reduced interest expense. General and administrative expenses were reduced from $353,812 during the twelve month period ended December 31, 2001 to $95,735 during the twelve month period ended December 31, 2002. General and administrative expenses during fiscal 2002 included $82,762 of expenses in the parent entity and $12,973 in expenses during the period November 1, 2002 to December 31, 2002 in Prime Battery.

         General and administrative expenses during fiscal 2002 included; 1) $27,344 in consulting fees, 2) accounting and audit fees of $24,685, 3) $10,639 in general wages, 3) $9,635 in storage costs, 4) $6,708 in transfer agent fees,
5) $6,435 in travel costs, 6) bad debt expense of $3,182 and 6) $7,108 in miscellaneous costs and expenses. General and administrative expenses during fiscal 2001 included; 1) $143,500 of IRMG (a related party) management fees, 2) $53,400 in legal fees, 3) $48,564 in general consulting fees, 4) $44,171 in accounting and audit fees, 5) $31,300 of directors fees, 6) $15,735 of transfer agent fees, 7) travel costs of $9,260 and 8) $7,882 of various miscellaneous costs and expenses.

         Occupancy costs increased from $13,294 during the twelve month period ended December 31, 2001 to $40,096 during the twelve month period ended December 31, 2002. Occupancy costs during the last two fiscal years relate to a corporate office in Markham, Ontario that the Company no longer utilizes. The Company was committed under a lease agreement to make monthly payments until July 31, 2002. During fiscal 2002 the Company and the landlord agreed to terminate the lease early. Under the terms of the settlement the Company agreed to issue 541,300 common shares and pay $15,850. As of December 31, 2002, the Company remains in default under the cash payment portion of the agreement.

         Interest expense was reduced from $74,516 during fiscal 2001 to $25,529 during 2002. The decrease is a result of many debenture holders converting principal and interest outstanding into shares of the Company's common stock during fiscal 2001. Included in interest expense for fiscal 2002 is $14,209 payable to related parties under two notes payable of $63,837 (Cdn$100,000) each. During fiscal 2001 all of the interest expense related to senior subordinated convertible debentures issued to third parties.

         During the twelve month period ended December 31, 2002 the Company recorded non-cash financing expense of $92,000 compared to $2,317,594 during the comparative period in the prior year.

         Non-cash financing expense during fiscal 2002 of $92,000 represented the fair value of warrants to purchase 2,000,000 common shares at an exercise price of $0.01 per share issued to two related parties that loaned the Company $63,837 (Cdn$100,000) each.

         Non-cash financing expense of $2,317,594 during fiscal 2001 was a result of a special offer made to the Company's debenture holders. Debenture holders were offered the ability to exercise warrants received upon the conversion of their convertible debenture at $0.05 per warrant rather than the contracted $0.50 per warrant. The Company used the warrants as a financing mechanism. In addition the conversion of the debentures substantially improved the Company's financial condition. This special inducement offer resulted in debenture holders converting debentures having a face value of $1,524,550 plus accrued and unpaid interest of $55,324 into 6,319,525 shares of the Company's common stock.

         The non-cash financing expense during fiscal 2001 represented the difference in the exercise price between the contracted $0.50 per warrant and the agreed upon $0.05 per warrant times 5,092,010 warrants actually exercised plus 441,767 common shares, valued at $0.05 per share issued to debenture holders who converted their debenture to common shares before the Company improved the special offer to entice further conversion. The improved offer gave the debenture holder a credit for unpaid interest against the amount owed for exercising their warrants.

          In March 2000, the Company participated in private placement for 160,000 shares of common stock of Vianet Technologies Inc. ("Vianet") at $3.00 per share, which trades under the symbol "VNTK" on NASD's OTC Bulletin Board. The Company invested $480,000 and received 160,000 common shares of Vianet Technologies and warrants to purchase 240,000 additional common shares at $4.50 per share at any time over the next three years. In 2001 the Company pledged the securities and granted power of attorney rights to dispose of the shares to the Company's attorneys as part of a settlement agreement on amounts owed.

         During the year ended December 31, 2002 the market value of the securities declined from $16,000 to $1,600 and accordingly the Company recorded a realized loss of $14,400. Effective December 31, 2002, the Company reflected the transfer of ownership of the shares to the attorneys by offsetting the remaining value of the securities with amounts owed to the Company's counsel.

         During the year ended December 31, 2001 the market value of the securities declined from $33,000 to $16,000. Management determined that the decline in value of this investment was not of a temporary nature and accordingly the Company recorded a write down of $17,000 during the year ended December 31, 2001.

         Other income recorded during the twelve month period ended December 31, 2001 included $5,000 representing a bad debt recovery on a note receivable arising from the disposition of a wholly-owned subsidiary during fiscal 2000.

         During the twelve month period ended December 31, 2001, the Company recorded a gain of $180,251 on cancellation of debt. The gain consisted of two items:

         Retired principal and interest
           related to convertible debentures                     $     103,430
         Legal fee debt forgiveness                                     76,821
                                                                 -------------
         Total                                                   $     180,251

         During fiscal 2000, the Company sold eieiHome Canada and part of the consideration was cancellation of certain of the Company's convertible debentures. At time of closing certain of the assignment documents were incomplete. During the third quarter of fiscal 2001, the Company received the completed documentation and an acknowledgment from the purchaser that these additional liabilities had in fact been transferred to the purchaser. As a result the Company recorded the retirement of principal totaling $101,000 and interest of $2,430 as a gain during the twelve month period ended December 31, 2001.

         During fiscal 2001, the Company settled $416,821 owed to the Company's counsel by issuing 1,800,000 common shares, issuing a $160,000 short term note and receiving debt forgiveness of $76,821. The debt forgiveness component of the agreement was recorded as a gain on cancellation of debt.

DISCONTINUED OPERATIONS

         Accounting for the discontinued operations is summarized below:

                                                                               2002            2001
                 Loss from 4CASH operations                               (4,247)         (48,131)
                 Income from Prime Wireless operations                    23,160                -
                                                                     -----------      -----------
                 Income (loss) from operations of discontinued
                 operations, net of tax                                   18,913          (48,131)

                 Gain from management fee forgiveness                     54,037           20,083

                 Effect of disposal of 4CASH                              52,378                -
                 Loss from write off of 4CASH advances                   (13,375)               -
                                                                     -----------      -----------
                 Gain on disposal of subsidiary, net of tax               39,003                -
                                                                     -----------      -----------

                 Income (loss) from discontinued operations              111,953          (20,048)
                                                                     -----------      -----------

4CASH

         During the twelve month period ended December 31, 2002 and 2001, the Company also operated through wholly-owned Canadian subsidiary called 4CASH ATM Services Canada Inc. On March 5, 2002 the Company sold the 4CASH operating subsidiary to IRMG Inc. an entity owned by the Company's former CEO and current CFO. The 4CASH operations had a net loss of $48,131 during fiscal 2001 and $4,247 during fiscal 2002. The financial results of 4CASH for the last two fiscal years is summarized below:

                                                                               2002                 2001

                 Revenues                                          $          729        $        2,499

                 Expenses
                      Direct costs                                           295                 1,016
                      Selling, general and administrative                  4,546                49,205
                      Depreciation                                           135                   409
                                                                  --------------        --------------
                                                                           4,976                50,630
                                                                  --------------        --------------

                      Net (loss)                                  $       (4,247)       $      (48,131)

         The Company recorded a gain from management fee forgiveness of $54,037 during the twelve month period ended December 31, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of $15,753. A reduction of approximately $34,560 was applied to operating expenses of the current period and the remainder of $54,037 was recognized as a gain from management fee forgiveness.

         On March 5, 2002 as a result of the disposition of 4CASH the Company recorded the effect of the disposal of $52,378 (representing primarily net losses of the subsidiary since acquisition) and wrote off advances and intercompany amounts totalling $13,375 made by the Company to 4CASH since June 2001.

         Also during fiscal 2001, IRMG Inc., a corporation that provided management services to the Company, agreed to forgive $185,083 in outstanding fees in order to improve the Company's financial position. $20,083 of the amount was recorded as a gain on cancellation of debt with the balance credited against operating expenses.

PRIME WIRELESS


         The operations of Prime Wireless are summarized as follows:


                                                                            2002
                 Revenues
                      Commission income                                   65,923
                      Sales                                                  255
                                                                      ----------
                 Total revenues                                           66,178
                 Less:
                      Cost of sales                                          200
                                                                      ----------
                 Gross profit                                             65,978

                 Operating expenses                                       42,631
                                                                      ----------
                 Operating income                                         23,347


                                                                            2002

                      Depreciation                                           187
                                                                      ----------
                      Net income                                          23,160
                                                                      ----------
                                                                      ----------

         Revenues of the Prime Wireless subsidiary were $66,178 for the period June 7, 2002 to December 31, 2002 consisting of $65,923 in commissions earned on sales of Vertex Standard two way radios in Canada and $255 of Midland two way radios. Gross profits from Prime Wireless were $65,978. Prime Wireless earns commissions from sales and therefore does not record cost of sales against these revenues.

         General and administrative expenses of Prime Wireless during fiscal 2002 were $42,631 during the period June 7, 2002 to December 31, 2002. Selling, general and administrative expenses included $25,860 of salaries and benefits for one sales employee, $12,073 in selling expenses and $4,698 of various general and administrative costs and expenses. Depreciation of equipment totaled $187 during the period June 7, 2002 to December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Revenue Recognition

         Revenue from product sale is recognized when the rights of ownership of the product are transferred to the purchaser on shipment or delivery and collection is reasonably assured.

Allowance for Doubtful Accounts

         The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The criteria for allowance provision are determined based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If the Company's actual collections experience changes, revisions to the allowance may be required.

Intangible Assets

         Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.


FINANCIAL CONDITION

         Pursuant to FASB Statement No. 144, the assets and liabilities of 4CASH and Prime Wireless have been disclosed separately as discontinued operations assets and liabilities.

AS AT DECEMBER 31, 2002

         Total assets of the Company increased from $31,196 at December 31, 2001 to $581,806 at December 31, 2002. The increase in total assets during the year ended December 31, 2002 is primarily the result of the Company's acquisition of the Prime Wireless subsidiary on June 7, 2002 (which was disposed on subsequent to year end on March 13, 2003) and the DCS Battery assets acquired by our wholly-owned subsidiary, Prime Battery, effective November 1, 2002.

         Current assets at December 31, 2001 consisted of marketable securities valued at $16,000, prepaid expenses of $5,879 and 4CASH receivables of $1,554. Current assets at December 31, 2002 consisted of $122,129 of trade receivables associated with the Prime Battery businesses, $40,000 note receivable, cash reserves of $38,677 and Prime Wireless assets held for sale of $24,526. Current assets at December 31, 2002 included $40,000 receivable from a third party from which the Company had intended to acquire a license. The Company opted not to pursue the transaction but has retained the exclusive rights to the products in the United States. The note receivable is due and payable on June 30, 2003.

         During fiscal year 2000, the Company invested $480,000 in securities of Vianet. The investment was in units consisting of 160,000 common shares and warrants to purchase an additional 240,000 common shares. The common shares were purchased at $3.00 per share and closed at a trading value of $0.10 per share on December 30, 2001. The Company has applied a 25% valuation discount to the market price at December 30, 2000 due to the restricted nature of the common shares and valued the investment at $16,000 at December 31, 2001. During fiscal year 2001, management judged the decline in market value as other than temporary and accordingly recorded a $17,000 loss on marketable securities in the statement of operations during the year ended December 31, 2001. During the twelve month period ended December 31, 2002, the trading value of the securities continued to erode and closed at $0.01 per share on December 31, 2002. Accordingly, the Company has valued the marketable securities at $1,600 and recorded a $14,400 loss on marketable securities in the statement of operations during the year ended December 31, 2002. These shares were pledged to the Company's counsel as part of a fee settlement during fiscal 2001, accordingly the Company opted to reflect the transfer ownership of the shares by offsetting the remaining value of the securities with amounts owed to the Company's US counsel effective December 31, 2002.

         Effective November 1, 2002, the Company acquired certain battery business assets from a related party in exchange for; 1) 6,000,000 shares of the Company's common stock and 2) certain other operating commitments including but not limited to additional shares to be issued based on certain performance benchmarks. The battery business intangible assets primarily represent tradenames, distribution agreements and other intellectual property rights. Management has determined that the value of the intangible assets associated with the DCS Battery acquisition is $240,000 representing the share value at December 31, 2002. At December 31, 2001, there were no intangible assets recorded by the Company.

         Total liabilities of the Company increased from $570,347 at December 31, 2001 to $752,816 at December 31, 2002. All of the liabilities at December 31, 2001 were current liabilities and $682,816 of the liabilities at December 31, 2002 were current.

         At December 31, 2001 the Company had a bank overdraft of $11,839 whereas the cash balance at December 31, 2002 was $38,677. During the year the Company raised incremental financing through the issuance of notes payable and a series of private placements of the Company's common stock. Accounts payable as at December 31, 2001 was $169,982, including $90,593 due to related parties and accounts payable at December 31, 2002 totaled $124,805, including $27,356 due to related parties. The reduction in accounts payable is primarily due to the Company's ability to raise incremental financing. Notes payable increased from $155,000 at December 31, 2001 to $387,774 ($70,000 of which has been classified as a long term liability) at December 31, 2002. Accrued expenses decreased from $92,026 as at December 31, 2001 to $79,137 at December 31, 2002. Senior subordinated convertible debentures were unchanged at $141,500 during fiscal 2002.

         The increase in notes payable during the twelve month period ended December 31, 2002 relates to a 5-year note payable recorded at $106,000 (which has been discounted at a rate of 5% from $120,000 representing its estimated present value) issued in the purchase of Prime Wireless and two new notes payable issued to related parties of $63,837 each. Proceeds from the latter notes payable were utilized to finance working capital of the Prime Battery business.

         The decrease in accrued expenses is the result of decreases in accrued professional fees and other miscellaneous accrued expenses partially offset by an increase in accrued interest expenses. Other miscellaneous accrued expenses decreased from $29,500 at December 31, 2001 to $7,152 at December 31, 2002. The December 31, 2002 balance represents amounts owed to a third party with respect to a settlement agreement on a premise lease the Company was obligated under for its former corporate office. Accrued interest expense increased from $21,226 at December 31, 2001 to $43,035 at December 31, 2002. Over one-half of the increase ($14,209) relates to interest payable under two new $63,837 notes payable issued to related parties while $11,320 relates to accrued and unpaid interest on $141,500 of the Company's senior subordinated convertible debentures. Accrued professional fees decreased from $23,000 at December 31, 2001 to $10,650 as at December 31, 2002. The decrease is a result of payments made.

         The stockholders' deficit decreased from $539,151 at December 31, 2001 to $171,010 at December 31, 2002. The decrease of $368,141 is attributable to a net increase in common stock, common subscribed and additional paid-in capital partially offset by the loss for the year. Common stock and additional paid in capital increased by $282,015 and is comprised of the following:

     1. 9,950,000 common shares issued at share prices between $0.01 and $0.05 under private placements for total net proceeds of $141,500,
     2. A $92,000 non-cash financing fee recorded as an increase to additional paid in capital representing the fair value of warrants to purchase 2,000,000 common shares issued to related parties providing loans to the Company,
     3. 420,000 common shares issued in connection with services provided valued at $21,450, and
     4.   541,300 common shares issued in debt settlements valued at $27,065.

         In addition the Company recorded a net increase of $211,500 in common stock subscribed from $41,250 at December 31, 2001 to $252,750 at December 31, 2002. The increase is the result of: 1) 500,000 shares valued at $22,500 (net of a 10% commission paid) issued in 2002 but subscribed for in 2001, 2) 375,000 shares issued in 2002 for services provided in 2001 valued at $18,750, more than offset by: 3) 6,000,000 shares issued subsequent to year end and associated with the 2002 DCS Battery acquisition (valued at $240,000), and 4) 637,500 shares subscribed for in 2002 but not issued until 2003 (valued at $12,750).

         The Company's deficit increased from $8,391,552 at December 31, 2001 to $8,516,926 at December 31, 2002 as a result of the $125,374 loss for the year.

SUMMARY OF DISCONTINUED ASSETS AND LIABILITIES

The major categories of discontinued operations assets and liabilities at December 31, 2002 were as follows:

                                                                            2002
                Assets of discontinued operations:
                Prime Wireless:
                Cash                                                 $          836
                Accounts receivable                                          22,913
                                                                     --------------
                Assets of discontinued operations - current          $       23,749
                                                                    ---------------

                Prime Wireless:
                Equipment, net                                                  777
                Intangible assets                                           116,474
                                                                     --------------

                Assets of discontinued operations - non current      $      117,251
                                                                    ---------------


                Liabilities of discontinued operations:
                Prime Wireless:
                Accounts payable                                     $       19,600
                                                                    ---------------

                Liabilities of discontinued operations - current     $       19,600
                                                                    ---------------

         On June 7, 2002 the Company acquired the Prime Wireless subsidiary from a related party for; a) $40,000 cash, b) a $120,000 note payable (which has been discounted to $106,000 representing its present value using a 5% discount rate), and c) a commitment to share 50% of the sale of the business with the vendor. The excess of the purchase consideration ($146,000) over the assets acquired ($29,526) was allocated to intangible assets ($116,474) representing primarily tooling, trade names and other intellectual property. Accordingly, at December 31, 2002 the intangible assets associated with the Prime Wireless acquisition were valued at $116,474.

LIQUIDITY AND CAPITAL RESOURCES

         The Company made two acquisitions (one of which was disposed of subsequent to year end) during the year ended December 31, 2002 and began to generate operating cashflows. Overall the Company did not generate sufficient earnings to offset its operating expenses. However, the Company continues to be able to raise incremental financing by way of private placements and notes payable.

         At December 31, 2002, the Company had a working capital deficit of $458,261 slightly improved from the working capital deficit of $546,914 at December 31, 2001. Included in current assets were $122,129 of trade accounts receivable and $38,677 in cash reserves evidencing operating cashflows that were not present a year ago.

         During 2002, the Company issued 9,950,000 common shares under private placements for total net proceeds of $141,500. The Company issued 500,000 common shares at $0.05 per share, 2,450,000 common shares at $0.02 per share and 7,000,000 common shares at $0.01 per share. In addition, related parties provided a total of $127,674 under short term notes payable. Proceeds from these notes and private placements were used to pay operating costs and to provide the initial funding of purchases of battery products in the Prime Battery subsidiary.

         At December 31, 2002 there remained 1,227,515 issued but unexercised warrants outstanding and 696,184 warrants issuable upon the conversion of the Company's remaining unconverted debentures (all exercisable at $0.50 per warrant) that could provide a financing source in the future. Related parties also hold 7,000,000 warrants to purchase the Company's common stock at exercise prices of between $0.01 and $0.50 per share. However, the Company cannot offer any assurances that the existing debenture or warrant holders would agree to convert to common shares or exercise their resulting warrants.

         In order to continue to build upon the early success shown by the new operating subsidiaries, management believes that substantial incremental financing will be required. The Company anticipates sourcing additional financing through a mixture of debt and equity private placements, which may be prove to be dilutive to existing common shareholders.

     The Company does not have any material sources of liquidity of off balance sheet arrangements or transactions with unconsolidated entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The Company has a variety of contractual debt obligations and other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The following is a summarized table of contractual obligations. See additional details in Notes 8 and 14 to the Consolidated Financial Statements.

                                 Total       Short-term     1-3 years    4-5 years
                                 -----       ----------     ---------    ---------
Notes payable                   $387,774      $314,488       $63,592       $9,694
Operating leases                  24,706        13,476        11,230            -
Premises lease                    11,412        11,412             -            -
                                --------      --------       -------       ------

Total cash obligations          $423,892      $339,376       $74,822       $9,694


    In addition the Company is contractually obligated as follows:

     1. The Company's obligation to issue up to an additional 10,000,000 common shares to the owner of DCS Battery, subject to certain performance benchmarks within two years of November 1, 2002 under the November 1, 2002 DCS Battery asset purchase agreement, and

     2. The Company's obligation to pay the owner of DCS Battery sales commissions as agreed on April 1, 2003.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements are filed at the end of this Annual Report, beginning on page F-1:

     Independent Auditors' Reports

     Consolidated Balance Sheet

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Stockholders' Deficiency

     Consolidated Statements of Cash Flows

     Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 26, 2003, Pivotal Self-Service Technologies Inc. dismissed PKF, Certified Public Accountants, A Professional Corporation ("PKF") as its principal accountants. Such action had been previously approved by the Registrant's Board of Directors. PKF's reports on the financial statements of the company for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. PKF's reports dated April 9, 2002 and April 5, 2001 each contained a paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern. From the time of PKF's appointment as the company's auditors on April 2, 2001 through February 26, 2003, there had been no disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PKF, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the two most recent fiscal years and through February 26, 2003 there have been no reportable events.

         On February 26, 2003, the Registrant retained Mintz & Partners LLP of Toronto, Ontario, as the company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended December 31, 2002. This action was previously approved by the Registrant's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         BRIAN USHER-JONES, 56, Director, was appointed to the Board on June 15, 2001. Mr. Usher-Jones has been a merchant banker since 1995 and was the former President of MB Capital Corporation and Thomson Kernaghan Co. Ltd., a brokerage house in Toronto, Ontario. Mr. Usher-Jones currently serves as a director of various public companies including Xplore Technologies Corp. and Calvalley Petroleum Inc.

         JOHN G. SIMMONDS, 51, CEO and Director, has served as a Director of the Company since October 15, 1999. Mr. Simmonds was appointed CEO of the Company on February 22, 2002. Mr. Simmonds is an entrepreneur with several years' experience in the wireless communications industry. Mr. Simmonds has been involved in many business opportunities including distribution, golf course development, gaming, wireless products, and manufacturing. Mr. Simmonds founded Simmonds Capital Limited in 1991 and also launched TrackPower Inc. (OTCBB: TPWR) in 1998. Mr. Simmonds principal occupation since 1991 was CEO of Simmonds Capital Limited and since January 1998 CEO of TrackPower Inc. Mr. Simmonds is a director of TrackPower, Inc. and has served on several boards during his business career.

         GARY N. HOKKANEN, 47, CFO since July 5, 2001. Mr. Hokkanen, who holds a Bachelor of Arts degree from the University of Toronto and is a Certified Management Account, is interim CFO of the Company. Mr. Hokkanen is also a Director and Officer of IRMG, a Toronto based management consulting firm. Mr. Hokkanen was CFO of Simmonds Capital Limited from July 1998 to January 2001 and was CFO of Trackpower Inc from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen was Treasurer of Simmonds Capital Limited. Mr. Hokkanen was a Director of the Company beginning on July 5, 2001 until his resignation on February 22, 2002.

         CARRIE J. WEILER, 44, Secretary. Ms. Weiler was appointed Secretary of the Company in 2002. Ms. Weiler joined the Simmonds Capital Limited group of companies in 1979. Ms. Weiler was promoted to Vice President of Corporate Development for Simmonds Capital Limited and its divisions in 1994. Ms. Weiler continues to serve as a key liaison between the various committees and the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                                      Long-Term
                                                 Annual Compensation                 Compensation
                                                 -------------------                 ------------
                                                                                        Awards            Payouts
                                                                                        ------            -------
                                                                   Other Annual                          All Other
Name and Principal           Year       Salary        Bonus        Compensation         Options         Compensation
Position                                 ($)           ($)             ($)                (#)               ($)
-----------------------------------------------------------------------------------------------------------------------
John G. Simmonds             2002        ---           ---             ---                ---               ---
Chief Executive              2001        ---           ---             ---              250,000             ---
Officer(1)(2)(3)             2000        ---           ---             ---              300,000             ---
-----------------------------------------------------------------------------------------------------------------------

Gary N. Hokkanen,  Chief     2002        ---           ---             ---                ---             10,340
Financial                    2001        ---           ---             ---              250,000             ---
Officer(4)(2)(3)(5)          2000        ---           ---             ---              150,000             ---
-----------------------------------------------------------------------------------------------------------------------

Paul K. Hickey (6)           2002        ---           ---             ---                ---               ---
                             2001        ---           ---             ---              100,000             ---
                             2000        ---           ---             ---              300,000             ---
-----------------------------------------------------------------------------------------------------------------------

Angelo G. MacDonald (7)      2002         ---          ---             ---                ---               ---
                             2001        ---           ---             ---              100,000             ---
                             2000       38,000         ---             ---              400,000             ---
-----------------------------------------------------------------------------------------------------------------------

David C. O'Kell, (8)(2)      2002        ---           ---             ---                ---               ---
                             2001        ---           ---             ---              100,000             ---
                             2000        ---           ---             ---              300,000             ---
-----------------------------------------------------------------------------------------------------------------------

Stephen L. Cussons (9)(5)    2002        ---           ---             ---                ---               ---
                             2001        ---           ---             ---              250,000             ---
                             2000        ---           ---             ---                ---               ---
-----------------------------------------------------------------------------------------------------------------------

(1) Mr. Simmonds was appointed CEO of the Company on July 10, 2000 and resigned on March 23, 2001. The 300,000 options granted to Mr. Simmonds in his capacity as a director in 2000 were returned to the Company on June 15, 2001. Mr. Simmonds was reappointed CEO of the Company on February 22, 2002.

(2) For the period October 15, 1999 to December 31, 2000 the services of Mr. Hokkanen, Mr. O'Kell and Mr. Simmonds were provided to the Company as part of the services pursuant to the management services contract with Simmonds Capital Limited ("SCL") pursuant to which the Company paid SCL a fee of $15,000 per month for certain management services including the part time services of Mr. Hokkanen, Mr. O'Kell, and Mr. Simmonds.

(3) For the period January 1, 2001 to June 15, 2001 the Company agreed to pay IRMG $15,000 per month for certain management services including the part time services of Mr. Hokkanen and Mr. Simmonds.

(4) Mr. Hokkanen served as CFO of the Company from October 15, 1999 to March 23, 2001 and was reappointed CFO on July 5, 2001. Mr. Hokkanen also served as Secretary for the period July 5, 2001 to February 22, 2002. The 250,000 options granted to Mr. Hokkanen in his capacity as a director during 2001 were returned to the Company on February 22, 2002. Mr. Hokkanen received $10,340 in fees for financial consulting services during the year ended December 31, 2002.

(5) For the period June 15, 2001 through October 31, 2001, the Company agreed to pay IRMG for the full time services of Mr. Cussons and Mr. Hokkanen at a rate of $55,000 per month. For the period November 1, 2001 to February 22, 2002 IRMG agreed to a reduced rate of $19,300 per month. IRMG agreed to write-off the majority of the fees accrued prior to October 31, 2001.

(6) Mr. Hickey served as interim CEO from August 10, 1999 to October 15, 1999 and interim CEO and CFO from March 23, 2001 to June 15, 2001. The 300,000 options granted to Mr. Hickey in his capacity as a director in 2000 were returned to the Company on June 15, 2001 and replaced with 100,000 options.

(7) Effective November 1, 1999 Mr. MacDonald was appointed CEO of the Company with an annual salary of $114,000. Mr. MacDonald resigned as CEO on July 10, 2000. Mr. MacDonald was granted 700,000 options during the fiscal year ended December 31, 2000. Three hundred thousand (300,000) were granted in his capacity as a director of the Company and 400,000, vesting over three years, were granted in his capacity as CEO. As a result of his resignation as CEO 300,000 of the options granted in his capacity as CEO expired. The 300,000 options granted to Mr. MacDonald in his capacity as a director in 2000 were returned to the Company on June 15, 2001 and replaced with 100,000 options. Mr. MacDonald also served as Secretary from November 21, 2000 to June 15, 2001.

(8) Mr. O'Kell served as Secretary from October 15, 1999 to November 21, 2000. The 300,000 options granted to Mr. O'Kell in his capacity as a director in 2000 were returned to the Company on June 15, 2001 and replaced with 100,000 options.

(9) Mr. Cussons was CEO of the Company from June 15, 2001 to February 22, 2002. The 250,000 options granted to Mr. Cussons in his capacity as a director during 2001 were returned to the Company on February 22, 2002.



OPTION GRANTS TABLE FOR FISCAL 2002

          During the fiscal year ended December 31, 2002 there were no options granted under the Company's 2000 Stock Option Plan to the executive officers named in the Summary Compensation table.

----------------------------------------------------------------------------------------
                                                 Individual Grants
----------------------------------------------------------------------------------------
                                       % of Total
                                         Options
                                        Granted to
                          Options        Employees     Exercise
                         Granted(#)      in Fiscal       Price        Expiration
    Name                    (1)            2002        ($/Share)          Date
----------------------------------------------------------------------------------------
NA                           NA             NA            NA               NA
----------------------------------------------------------------------------------------

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

         The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Value of
                                                                                                 Unexercised
                                                                                                 In-the-Money
                                                                            Number of              Options at
                                                                           Unexercised          December 31, 2002
                                 Shares Acquired          Value             Options at            exercisable/
      NAME                         ON EXERCISE           REALIZED        DECEMBER 31, 2002       unexercisable(1)
--------------------------------------------------------------------------------------------------------------------
John G. Simmonds                        0                  $0                250,000                   (2)
--------------------------------------------------------------------------------------------------------------------
Gary N. Hokkanen                        0                  $0                150,000                   (2)
--------------------------------------------------------------------------------------------------------------------
Angelo G. MacDonald                     0                  $0                200,000                   (2)
--------------------------------------------------------------------------------------------------------------------
Paul K. Hickey                          0                  $0                100,000                   (2)
--------------------------------------------------------------------------------------------------------------------
David C. O'Kell                         0                  $0                100,000                   (2)
--------------------------------------------------------------------------------------------------------------------

(1) Represents the difference between the fair market value of securities underlying the options and the exercise price of the options at fiscal year end.

(2) None of options outstanding at December 31, 2002 under the 2000 Stock Option Plan were In-the-Money.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) As of February 28, 2003, there were 61,991,106 shares of Company Common Stock, par value, $.001, issued and outstanding. To the knowledge of the Company, the following persons are the beneficial owners of more than five percent of the Company's voting securities:

--------------------------------------------------------------------------------------------------
Title of Class          Name and Address of Beneficial      Amount and Nature of     Percent of
                        Owner                               Beneficial Ownership     Class
--------------------------------------------------------------------------------------------------
Company common stock,   1500450 Ontario Limited                  16,213,426(1)         24.2%(2)
par value  $0.001       119 Alexis Blvd., Toronto, Ontario
                        M3H 2P8
--------------------------------------------------------------------------------------------------
Company common stock,   Brian Usher-Jones                         8,277,346(3)         12.5%(4)
par value  $0.001       81 Glengowan Rd.
                        Toronto, Ontario
                        M4N 1G5
--------------------------------------------------------------------------------------------------
Company common stock,   David C. Simmonds                          6,000,000             9.7%
par value  $0.001       6240 Main Street
                        Uxbridge, Ontario
                        L9P 1R4
--------------------------------------------------------------------------------------------------
Company common stock,   IRMG Inc. (5)                              5,000,000             8.1%
par value  $0.001       60 Dersingham Crescent
                        Thornhill, Ontario
                        L3T 4E8
--------------------------------------------------------------------------------------------------
Company common stock,   Neil Greenberg                            4,150,000(6)         6.3%(7)
par value  $0.001       119 Alexis Blvd.,
                        Toronto, Ontario
                        M3H 2P8
--------------------------------------------------------------------------------------------------

(1) This number includes 11,213,426 shares of Company Common Stock and warrants to purchase 5,000,000 shares of Company Common Stock at $.50 per share. See "Certain Relationships and Related Transactions".

(2) The beneficial ownership percent is based upon a total of 66,991,106 shares of Company Common Stock assuming the exercise of the warrants.

(3) This number includes 4,027,346 shares of Company Common Stock, the exercise of 250,000 stock options granted on August 28, 2001 and the exercise of warrants to purchase 4,000,000 shares of Company Common Stock.

(4) The beneficial ownership percent is based upon a total of 66,178,606 shares of Company Common Stock assuming the exercise of the vested options and warrants.

(5)  IRMG Inc. is 50% owned by Mr. Hokkanen, who is interim CFO of the Company.

(6) This number includes 150,000 shares of Company Common Stock and the exercise of warrants to purchase 4,000,000 shares of Company Common Stock. Does not include; 1) 11,213,426 common shares owned by 1500450 Ontario Limited and warrants to purchase 5,000,000 shares of the Company's Common Stock. Mr. Greenberg is a shareholder of 1500450 Ontario Limited. See "Certain Relationships and Related Transactions".

(7) The beneficial ownership percent is based upon a total of 65,991,106 shares of Company Common Stock assuming the exercise of the vested options and warrants.

    (b) As of February 28, 2003, Directors and Officers of the Company had the following beneficial interest in the shares of Company Common Stock:

--------------------------------------------------------------------------------------------------
Title of Class          Name and Address of Beneficial      Amount and Nature of     Percent of
                        Owner                               Beneficial Ownership(1)  Class(2)
--------------------------------------------------------------------------------------------------
Company common stock,   John G. Simmonds(3)                          979,000             1.6%
par value  $0.001       13980 Jane Street
                        King City, Ontario, Canada
                        L7B 1A3
--------------------------------------------------------------------------------------------------
Company common stock,   Brian Usher-Jones(4)                       8,277,346            12.5%
par value  $0.001       81 Glengowan Rd.
                        Toronto, Ontario
                        M4N 1G5
--------------------------------------------------------------------------------------------------
Company common stock,   Gary N. Hokkanen(5)                        5,650,000             9.1%
par value  $0.001       60 Dersingham Crescent
                        Thornhill, Ontario, Canada
                        L3T 4E8
--------------------------------------------------------------------------------------------------
Company common stock,   Carrie J. Weiler                           1,250,000             2.0%
par value  $0.001       13980 Jane Street
                        King City, Ontario, Canada
                        L7B 1A3
--------------------------------------------------------------------------------------------------
                        Total Directors and Officers               16,156,346           24.2%
                        (5 persons)
--------------------------------------------------------------------------------------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by such persons.

(2)  Based on 61,991,106 shares outstanding on February 28, 2003.

(3) Includes (a) 579,000 shares of the Company's Common Stock; (b) 100,000 shares of the Common Stock owned by Mr. Simmonds' wife; (c) 50,000 shares of the Common Stock held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Jack Simmonds; and (d) 250,000 options to acquire Common Stock granted under the Stock Option Plan effective August 28, 2001, at an exercise price of $0.10 per share, vesting over two years from grant date.

(4) Includes (a) 4,027,346 shares of the Company's Common Stock; (b) 250,000 options to acquire Common Stock granted under the Stock Option Plan effective August 28, 2001, at an exercise price of $0.10 per share, vesting over two years from grant date; and (c) 250,000 options to acquire Common Stock granted under the Stock Option Plan effective August 28, 2001, at an exercise price of $0.10 per share, vesting over two years from grant date.

(5) Includes (a) 500,000 shares of the Company's Common Stock; (b) 150,000 options to acquire the Common Stock granted under the Stock Option Plan effective March 29, 2000, at an exercise price of $.25 per share, all of which are fully exercisable; and (c) 5,000,000 shares of the Common Stock owned by IRMG Inc in which Mr. Hokkanen is a shareholder.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past three fiscal years and through December 31, 2002, there have been no material transactions in which the Company or any of its subsidiaries was a party, and in which any director or officer of the Company had a direct or indirect material interest, except as set forth below.

         On October 13, 1999, a group of investors, which included SCL and certain officers and directors both of the Company and of SCL entered into a Stock Purchase Agreement with MicroTel International, Inc.("MicroTel") and XIT Corporation (formerly known as XCEL Corporation), a wholly-owned subsidiary of MicroTel, pursuant to which the investors listed on Schedule I thereto (the "Investors") purchased 9,041,498 shares of Company Common Stock (representing approximately 90% of the then outstanding shares of Company Common Stock) for US$150,000, with John G. Simmonds acting as representative of the Buyers. Each of the Investors acquired the shares of Company Common Stock for his or her own account and there are no contracts, agreements or understandings with respect to the holding , disposition or voting of any of such shares among the Investors.

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

         On June 15, 2001, the Company acquired 4Cash ATM Services a division of IRMG Inc. In consideration for all of the 4Cash assets, the Company issued to IRMG, 10,000,000 common shares and 1,100,000 million five-year warrants to Mr. Stephen L. Cussons to purchase the Company's Common Stock at an exercise price of $0.10 per share. Subject to the achievement of certain net profit objectives, IRMG would earn an additional 10,000,000 common shares and 5,000,000 three years warrants. As part of the transaction Mr. Cussons and Mr. Hokkanen were appointed CEO and CFO, respectively. Mr. Cussons and Mr. Hokkanen were also appointed directors of Pivotal.

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

         On June 25, 2001, the Company entered into an exclusive three year services agreement with TrackPower Inc., a corporation in which Mr. Simmonds is an officer. Under the terms of the agreement, Trackpower granted to 4Cash the exclusive right to act as their ATM partner to install, maintain and operate ATMs in locations that Trackpower contracts with at any Racetrack or Gaming related facility. On November 1, 2001, the Company, with the mutual consent of Trackpower, terminated the June 25, 2001 services agreement.

         On June 28, 2001, SCL agreed to convert the principal and interest due under its $2 million convertible debenture to Pivotal common stock at $1.00 per share. The conversion resulted in SCL receiving 2,111,726 shares of the Company's Common Stock in exchange for $2 million in principal under the debenture, $194,195 of accrued but unpaid interest offset by $82,469 owed by SCL to Pivtoal. As part of the conversion agreement, the warrants to purchase 5,000,000 shares of the Company's common shares issued to SCL on October 14, 1999 with exercise prices ranging between $1.00 and $3.00 were all repriced to $0.50 per share. In addition, the original expiry dates, which ranged from October 14, 2005 to October 14, 2009 were all revised to December 31, 2004.

         On February 18, 2002, SCL transferred 7,513,426 shares of the Company's common stock and warrants to purchase 5,000,000 additional common shares to 1500450 Ontario Limited as part of settlement with a secured lender.

         On March 5, 2002 the Company sold the self-service technology business, acquired on June 15, 2001 back to IRMG. Under the terms of the sale the Company sold its wholly-owned subsidiary, 4CASH ATM Services Canada Inc., together with all the intellectual property rights to operate the business and the name "Pivotal Self-Service Technologies" to IRMG in exchange for:

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

         During the year ended December 31, 2002, Mr. Hokkanen received $10,340 for financial consulting services provided to the Company.

         On June 7, 2002, the Company acquired all the issued and outstanding common of shares Prime Wireless Inc. and certain assets of Midland International Corporation from 1500450 Ontario Limited an entity which is a shareholder of the Company, in exchange for:

     (a)  $40,000 in cash,

     (b) $120,000 non-interest bearing note. Payable $2,000 per month commencing July 1, 2002 for a period of 5 years, such payments contingent upon revenue and the continued distribution agreement between the Prime Wireless Inc. and Vertex Standard, and

     (c) Fifty percent (50%) of all net proceeds from the sale of any Midland related asset payable 30 days after receipt of funds, such assets are recorded on the Prime Wireless' books at a nominal value.

         Subsequent to the end of the year, on March 13, 2003, the Company disposed of all of the issued and outstanding common shares of its Prime Wireless including all of the Midland related assets to Wireless Age Communications Inc. an entity listed on the NASD over-the-counter bulletin board trading under the symbol WLSA, in exchange for 1,500,000 common shares of Wireless Age. Under the terms of the Prime Wireless June 7, 2002, acquisition agreement with 1500450 Ontario Limited, 750,000 of the common shares were transferred to 1500450 Ontario Limited. Under the terms of the transaction with Wireless Age, Mr. Simmonds the Company's CEO was appointed Chairman of Wireless Age.

         On December 31, 2002, the Company, through a newly incorporated wholly-owned subsidiary named Prime Battery Products Limited, entered into an Asset Purchase Agreement with DCS Battery Sales Ltd. to acquire certain assets of DCS Battery. Although the transaction closed on December 31, 2002 the effective date of acquisition was November 1, 2002.

         DCS Battery is owned by David C. Simmonds and his immediate family. David C. Simmonds is a brother of John G. Simmonds the Company's Chief Executive Officer and one of its Directors.

         Under the terms of the Agreement Prime Battery acquired the following assets:

     (a) All assets and intellectual property rights of DCS Battery including all trademarks, tradenames, distribution agreements with Konnoc Battery in Canada and the United States of America, and all agreements or relationships with dollar stores in Canada and the United States,
     (b)  All inventory, and
     (c)  All contracts, books and records.

     in exchange for:

     (d)  6,000,000 newly issued common shares of Pivotal, and

     (e) The right to earn an additional 2,000,000 newly issued common shares of Pivotal for every US$100,000 of net profit earned by Prime Battery during the two year period beginning on November 1, 2002 to a maximum of 10,000,000 additional shares.

     Under the terms of the Agreement Prime Battery also agrees as follows:

     (1)  To finance the newly acquired business with Cdn$200,000 in cash,
     (2) To share up to 50% of the net gross profit of the business with A.C. Simmonds and Sons, an entity also owned by David C. Simmonds (subject to Prime Battery earning a minimum gross profit of 15%) in exchange for management, distribution and logistical services provided by ACS to Prime Battery,
     (3) To sell any battery products to ACS intended to be sold to industrial accounts at cost plus 10%,
     (4) To appoint David C. Simmonds as President of Prime Battery and to pay a Cdn$7,500 monthly fee for his services,
     (5) To pay Pivotal a Cdn$10,000 monthly fee for the services of John G. Simmonds, Neil Greenberg and Carrie J. Weiler, and
     (6) The Board of Directors of Prime Battery will consist of David C. Simmonds, John G. Simmonds and one other mutually acceptable party.

         During the year ended December 31, 2002, the Company opted not to acquire any of the inventories owned by DCS Battery for its own account. All inventory transferred between DCS Battery and the Company was sold to third parties.

         On November 12, 2002, Mr. Brian Usher-Jones, a shareholder and director of the Company, provided a $63,837 loan by way of note payable. Under the terms of the loan agreement Mr. Usher-Jones will receive:

     (1)  A 5% fee of the amount borrowed,

     (2)  2% of the outstanding balance paid as interest on a monthly basis,

     (3) Warrants to purchase 1,000,000 shares of the Company's common stock for each 30 day period or part thereof that the borrowed funds are outstanding, and

     (4)  A further 5% fee if the loan is not repaid in 90 days.

         On April 1, 2003 the Company and the vendor of the DCS Battery assets agreed to amend certain terms of the November 1, 2002 (note 5) purchase and sale agreement as follows:

     a)   ACS will no longer provide logistic operations to the Company, and

     b) The vendor will become the exclusive agent to certain Canadian retailers, distributors, etc., and will receive sales commissions based on certain net margins as follows:

              -   8% on net margins of 25% or less,

              -   9% on net margins between 25% and 35%,

              -   10% on net margins above 35%

     c) The vendor will be responsible for all their own operating costs including commissions to sub agents, and

     d) David Simmonds will resign as president and Director of Prime Battery Products Limited.

         On November 12, 2002, Mr. Neil Greenberg, a shareholder of the Company and an individual who is a shareholder in 1500450 Ontario Limited, who is a shareholder of the Company, also provided a $63,837 loan to the Company on the same basis as Mr. Usher-Jones.

         The Company shares executive offices and pays $951 per month rent for 1,800 square feet to King Stables an entity in which Mr. Simmonds, the Company's CEO is a shareholder.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

   (a) Exhibits.

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

     4.10          Promissory note given by the purchaser to the Company in the principal amount of $718,850.00. (2)

     4.11          Guarantee of Paul Dutton, Max Hahne and the Canadian Former Subsidiary dated as of June 26, 2000. (2)

     4.12          General security agreement issued by the Canadian Former Subsidiary dated as of June 26, 2000. (2)


EXHIBIT NO.        DESCRIPTION
-----------        -----------

    10.1           Stock purchase agreement, dated as of October 14, 1999, by and between Simmonds Capital Limited and HyComp,
                   Inc. (1)

    10.2           Management services agreement dated as of October 14, 1999, by and between Simmonds Capital Limited and
                   HyComp, Inc. (1)

    10 .3          Stock purchase agreement, dated as of October 13, 1999, by and among MicroTel International, Inc., XIT
                   Corporation (formerly known as XCEL Corporation), a wholly-owned subsidiary of MicroTel International, Inc.
                   as Seller, each of the persons listed in Schedule I thereto as Buyers and John G. Simmonds, as representative of the Buyers. (1)

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

    10.5           Asset purchase agreement dated June 15, 2001 by and between Wireless Ventures Inc. and IRMG Inc. (3)

    10.6           ATM services agreement dated June 12, 2001 by and between 4Cash a division of IRMG Inc. and Trackpower, Inc. (3)

    10.7           Purchase and Sale Agreement by and between Pivotal Self-Service Technologies Inc. and IRMG Inc. dated
                   March 5, 2002. (6)

    10.8           Purchase and Sale Agreement by and between Pivotal Self-Service Technologies Inc. and 1500450 Ontario Limited
                   dated June 7, 2002. (7)

    10.9           Purchase and Sale Agreement by and between Prime Battery Products Limited and wholly-owned subsidiary of Pivotal
                   Self-Service Technologies Inc. and DCS Battery Sales Ltd. dated December 31, 2002. (8)

    10.10          Loan Agreement by and between Prime Battery Products Limited, Pivotal Self-Service Technologies Inc., 3686469
                   Canada Inc., and Elliott & Andrews Studios Inc. dated January 23, 2003. *

    10.11          Loan Agreement by and between Prime Battery Products Limited, 3686469 Canada Inc. and Elliott & Andrews Studios
                   Inc. dated March 14, 2003. *

    10.12          Purchase and Sale Agreement by and between Pivotal Self-Service Technologies Inc. and Wireless Age Communications
                   Inc. dated March 13, 2003 *

    10.13          Joint Venture Agreement by and between Pivotal Self-Service Technologies Inc. and Collectible Concepts Group Inc.
                   dated March 1, 2003. *

    10.14          Amendment to Agreement by and between David C. Simmonds, A.C. Simmonds & Sons and Prime Battery Products Limited
                   dated April 1, 2003. *

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

(4) Incorporated by reference to the Company's Form DEF14A filed with the SEC on September 11, 2000.

(5) Incorporated by reference to the Company's Form DEF14A filed with the SEC on August 27, 2001.

(6) Incorporated by reference to the Company's Form 10-KSB filed with the SEC on April 15, 2002.

(7) Incorporated by reference to the exhibits of the Company's Form 8-K filed with the SEC on September 26, 2002.

(8) Incorporated by reference to the exhibits of the Company's Form 8-K filed with the SEC on January 8, 2003.

-----------

* Filed herewith

(b) Reports on Form 8-K - None.

                                   SIGNATURES

         In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date:  April 15, 2003
                                PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           By:

                                /s/ John G. Simmonds
                                -----------------------------------------------
                                    JOHN G. SIMMONDS,  CEO



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                                     TITLE                              DATE
                ----                                     -----                              ----

/s/ John G. Simmonds
--------------------------------------
     JOHN G. SIMMONDS                            Chairman/CEO/Director                 April 15, 2003
                                             (principal executive officer)


/s/ Brian Usher-Jones
--------------------------------------
     BRIAN USHER-JONES                                  Director                       April 15, 2003


/s/ Gary N. Hokkanen
--------------------------------------
     GARY N. HOKKANEN                                 Interim CFO                      April 15, 2003
                                             (principal accounting officer)

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, John G. Simmonds, certify that:


1. I have reviewed this annual report on Form 10-KSB of Pivotal Self-Service Technologies Inc.;

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



Date:  April 15, 2003                By:            /s/ JOHN G. SIMMONDS
                                                   ----------------------------
                                                   John G. Simmonds
                                                   Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION



I, Gary N. Hokkanen, certify that:



1. I have reviewed this annual report on Form 10-KSB of Pivotal Self-Service Technologies Inc.;

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



Date:  April 15, 2003                   By:        /s/ GARY N. HOKKANEN
                                                   ----------------------------
                                                   Gary N. Hokkanen
                                                   Principal Financial Officer

                                                                   EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, JOHN G. SIMMONDS, the CEO of Pivotal Self-Service Technologies Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-KSB of the Company for the twelve month period ended December 31, 2002, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchanges Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     By:   /s/ JOHN G. SIMMONDS
                                                           --------------------
                                                           CEO


A signed original of this written statement required by Section 906 has been provided to Pivotal Self-Service Technologies Inc. and will be retained by Pivotal Technologies Self-Service Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



                              Date: April 15, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, GARY N. HOKKANEN, the interim CFO of Pivotal Self-Service Technologies Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(3) The Annual Report on Form 10-KSB of the Company for the twelve month period ended December 31, 2002, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchanges Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                     By:   /s/ GARY N. HOKKANEN
                                                           --------------------
                                                           Interim CFO

                              Date: April 15, 2003

A signed original of this written statement required by Section 906 has been provided to Pivotal Self-Service Technologies Inc. and will be retained by Pivotal Technologies Self-Service Inc. and furnished to the Securities and Exchange Commission or its staff upon request.