Form 10KSB/A
period 2002-12-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2003-04-24
CIK 49397

     As filed with the Securities and Exchange Commission on April 24, 2003


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

ITEM 7.  FINANCIAL STATEMENTS

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS





Independent Auditor's Report                                                F-1

Consolidated Balance Sheet                                                  F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Changes in Stockholders' Deficiency              F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Directors of
Pivotal Self-Service Technologies Inc.

We have audited the accompanying consolidated balance sheet of Pivotal Self-Service Technologies Inc., as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pivotal Self-Service Technologies Inc. at December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2002 the Company had a working capital deficit of $458,261 and an accumulated deficit of $8,516,926. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.



Toronto, Ontario                                          Mintz & Partners, LLP
April 7, 2003                                            Chartered Accountants

                                                                            F-1.

                          INDEPENDENT AUDITOR'S REPORT

To the Directors of
Pivotal Self-Service Technologies Inc.

We have audited the statement of operations, changes in stockholders' deficiency and cash flows of Pivotal Self -Service Technologies Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pivotal Self-Service Technologies Inc. for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During 2002, the Company sold its operating subsidiary. Additionally, at December 31, 2001 the Company had a working capital deficit of $546,914 and an accumulated deficit of $8,391,552. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.





                                                    /s/  PKF
New York, New York                                  Certified Public Accountants
April 9, 2002                                         A Professional Corporation


                                                                            F-2.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                         A S S E T S
CURRENT
    Cash                                                                                                   $        38,677
    Accounts receivable                                                                                            122,129
    Note receivable (note 4)                                                                                        40,000
    Assets of discontinued operations (note 6)                                                                      23,749
                                                                                                           ---------------

TOTAL CURRENT ASSETS                                                                                               224,555

INTANGIBLE ASSETS (note 5)                                                                                         240,000
ASSETS OF DISCONTINUED OPERATIONS (note 6)                                                                         117,251
                                                                                                           ---------------

TOTAL ASSETS                                                                                               $       581,806
                                                                                                           ===============

                  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   D E F I C I E N C Y

CURRENT LIABILITIES
    Accounts payable, including amounts due to affiliates
       of $27,356 (note 9)                                                                                  $      124,805
    Accrued liabilities
       Interest, including amounts owed to affiliates of $10,489 (note 9)                                           43,035
       Professional fees                                                                                            10,650
       Director's fees                                                                                              18,300
       Other                                                                                                         7,152
    Notes payable (note 8)                                                                                         317,774
    Senior subordinated convertible debentures (note 7)                                                            141,500
    Liabilities of discontinued operations (note 6)                                                                 19,600
                                                                                                           ---------------

TOTAL CURRENT LIABILITIES                                                                                          682,816

    NOTES PAYABLE (note 8)                                                                                          70,000
                                                                                                           ---------------

TOTAL LIABILITIES                                                                                                  752,816
                                                                                                           ---------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $100 par value, 8%, non-voting, convertible,
2,000 shares authorized, no shares issued and outstanding                                                                -
Common stock, $.001 par value, 150,000,000 shares authorized,
53,953,606 shares issued and outstanding (note 12)                                                                  53,953
Common stock subscribed (note 12)                                                                                  252,750
Additional paid-in capital                                                                                       8,039,213
Accumulated deficit                                                                                             (8,516,926)
                                                                                                           ---------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                                                                (171,010)
                                                                                                           ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                         $       581,806
                                                                                                           ===============

--------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES                          F-3.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     DECEMBER 31
FOR THE YEARS ENDED                                                                            2002                2001
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                  $       193,923      $            -

Cost of goods sold                                                                                163,490                   -
                                                                                          ---------------      --------------

Gross profit                                                                                       30,433                   -

Operating expenses
     Selling, general and administrative (note 9)                                                  95,735             353,812
     Occupancy (note 14)                                                                           40,096              13,294
     Interest (notes 7 and 8)                                                                      25,529              74,516
                                                                                          ---------------      --------------
                  Total operating expenses                                                        161,360             441,622

Other (income) expense
     Non-cash financing expense (note 10)                                                          92,000           2,317,594
     Realized loss/write down of marketable securities (note 3)                                    14,400              17,000
     Other income                                                                                       -              (5,000)
                                                                                          ---------------      --------------

                  Total expenses                                                                  267,760           2,771,216
                                                                                          ---------------      --------------

 Loss before extraordinary item and discontinued operations                                      (237,327)         (2,771,216)

Extraordinary item
     Cancellation of indebtedness (note 11)                                                             -             180,251
                                                                                          ---------------      --------------

 Loss before discontinued operations                                                             (237,327)         (2,590,965)

Discontinued operations (note 6)
     Income (loss) from operations of discontinued operations, net of tax                          18,913             (48,131)
     Gain from management fee forgiveness                                                          54,037              20,083
     Gain on disposal of subsidiary, net of tax                                                    39,003                   -
                                                                                           --------------      --------------
Income (loss) from discontinued operations                                                        111,953             (28,048)
                                                                                           --------------      --------------

 Net loss                                                                                 $      (125,374)     $   (2,619,013)
                                                                                          ===============      ==============

Basic net loss per share of common stock (note 2)
Weighted average number of common shares outstanding (note 2)                                  45,917,502          27,576,124
     Basic loss per share                                                                 $       (0.00)      $       (0.09)
     Loss from continuing operations                                                      $       (0.00)      $       (0.10)
     Extraordinary item                                                                               -       $         0.01
     Loss from discontinued operations                                                    $       (0.00)      $       (0.00)

--------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES                          F-4.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                         Common Stock                Common        Additional                              Total
                                 -----------------------------       Stock           Paid-In          Accumulated      Stockholders'
                                    Shares           Amount        Subscribed        Capital            Deficit         Deficiency
                                 -------------    ------------    -------------    ------------     -------------      -------------
Balance, December 31, 2000        16,651,278      $   16,651      $         -      $  1,262,273     $ (5,772,539)      $ (4,493,615)

Exercise of warrants               5,533,777           5,534                -         2,564,841              -            2,570,375

Issuance of common
 stock in connection
 with conversion of notes
 and accrued interest              8,431,251           8,431                -         3,683,166              -            3,691,597

Shares cancelled in
 connection with purchase
 of subsidiary                    10,000,000          10,000                -           (10,000)             -                  -

Stock issue costs                          -               -                -            (3,245)             -               (3,245)

Issuance of common stock in
 settlement of outstanding
 debts                             2,426,000           2,426                -           271,074              -              273,500

Common stock subscribed                    -               -            41,250                -              -               41,250

Net (loss) for year ended
 December 31, 2001                         -               -                -                 -       (2,619,013)        (2,619,013)
                                 -------------    ------------    -------------    ------------     -------------      -------------

Balance, December 31, 2001        43,042,306          43,042           41,250         7,768,109       (8,391,552)          (539,151)

Issuance of common
 stock in connection with
 private placements                9,950,000           9,950          (22,500)          131,550              -              119,000

Adjustment arising from
 warrants issued pursuant
 to notes payable (note 12)                                                              92,000                              92,000

Issuance of common stock in
 connection with services
 provided                            420,000             420          (18,750)           21,030              -                3,000

Issuance of common stock in
 settlement of outstanding
 debts (note 14)                     541,300             541                -            26,524              -               27,065

Common stock subscribed
 (note 12)                                 -               -           252,750                -              -              252,750

Net loss for year ended
 December 31, 2002                         -               -                -                 -         (125,374)          (125,374)
                                 -------------    ------------    -------------    ------------     -------------      -------------

Balance, December 31, 2002        53,953,606      $   53,953      $     252,750    $  8,039,213     $(8,516,926)       $   (177,010)
                                 -------------    ------------    -------------    ------------     -------------      -------------

--------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES                          F-5.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                    DECEMBER 31
FOR THE YEARS ENDED                                                                          2002                 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Year Ended
                                                                                                    December 31
                                                                                         -----------------------------------
                                                                                              2002                2001
                                                                                         ----------------    ---------------
Cash flows from operating activities
     Net (loss)                                                                       $       (125,374)   $     (2,619,013)
     Adjustment to reconcile net (loss) to net cash
      (used) by operating activities
         Common stock issued and subscribed for services                                        21,450              26,750
         Common stock issued in rent settlement                                                 27,065                   -
         Cancellation of indebtedness                                                                -            (200,334)
         Non-cash financing expense                                                             92,000           2,317,594
         Realized loss/write down of marketable securities                                      14,400              17,000
     Changes in operating assets and liabilities
         Receivables                                                                          (120,575)             (1,554)
         Other receivable                                                                      (40,000)                  -
         Prepaid expenses                                                                        5,879                 306
         Accounts payable                                                                      (45,177)             80,077
         Accrued expenses                                                                      (12,889)             29,261
                                                                                         ----------------    ---------------
                  Net cash (used) by operating activities                                     (182,681)           (349,913)
                                                                                         ----------------    ---------------

Cash flows used in investing activities
     Purchase of equipment                                                                           -              (7,806)
     Acquisition and disposal of subsidiaries                                                   (6,577)                  -
                                                                                         ----------------    ---------------
                  Net cash used in investing activities                                         (6,577)             (7,806)
                                                                                         ----------------    ---------------

Cash flows from financing activities
     Change in bank overdraft                                                                  (11,839)             11,882
     Proceeds from issuance of notes payable                                                   126,774                   -
     Payment of stock issue costs                                                                    -              (3,245)
     Proceeds from common stock subscribed                                                           -              22,500
     Proceeds from exercise of warrants                                                              -             159,937
     Proceeds from issuance of common stock                                                    113,000                   -
     Payment on note payable                                                                         -              (5,000)
     Payment on note payable - shareholder                                                           -                   -
     Due to/from related parties, net                                                                -             171,548
                                                                                         ----------------    ---------------
                  Net cash provided by financing activities                                    227,935             357,622
                                                                                         ----------------    ---------------

Net increase (decrease) in cash                                                                 38,677                 (97)

Cash, beginning of year                                                                              -                  97
                                                                                         ----------------    ---------------

Cash, end of year                                                                     $         38,677    $              -
                                                                                         ----------------    ---------------

--------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES                          F-6.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Supplemental disclosure of non-cash financing activities

     - During 2002, the Company issued 6 million common shares valued at $240,000 to acquire certain business assets. At December 31, 2002 these shares had not yet been issued and were recorded in common stock subscribed.

     - During 2002, the Company acquired a subsidiary with net assets of $29,526 in exchange for $40,000 in cash and a note payable of $120,000 ($106,000 discounted value, see note 8c).

     - During 2002, the Company issued 541,300 common shares valued at $27,065 to a third party as partial settlement on an office lease.

     - During 2002, the Company issued 375,000 common shares valued at $18,750 for investor and public relations services provided and 45,000 common shares valued at $2,700 for general consulting services provided.

     - During 2001, Simmonds Capital Limited converted its $2 million convertible debenture plus accrued interest of $194,195 partially offset by an amount payable to the Company of $82,469 into 2,111,726 shares of common stock.

     - During 2001, $1,524,550 of senior subordinated convertible debentures plus accrued interest of $55,324 were converted into 6,319,525 shares of common stock.

     - During 2001, the purchaser of a former subsidiary confirmed its liability for $101,000 of the senior subordinated convertible debentures previously reflected as a liability by the Company. Accordingly, $101,000 plus related accrued interest of $2,430 was reflected as cancellation of debt.

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

--------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES                          F-7.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         GOING CONCERN BASIS OF PRESENTATION

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $581,806, has a working capital deficit of $458,261 and a stockholders' deficiency of $171,010 at December 31, 2002. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

         In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

         DESCRIPTION OF BUSINESS

         Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company"), formerly known as Wireless Ventures, Inc., conducts it business through a wholly-owned Canadian subsidiary Prime Battery Products Limited. ("Prime Battery"). Prime Battery distributes batteries and other ancillary products in North America. During the year ended December 31, 2002, the Company acquired certain assets of DCS Battery Products Limited through a newly incorporated Prime Battery subsidiary (see note
         5).

         The Company also conducted its business during a part of fiscal 2002 through another wholly-owned Canadian subsidiary known as Prime Wireless Inc. ("Prime Wireless"). The Company acquired all of the issued and outstanding Prime Wireless common shares on June 7, 2002 and disposed of the subsidiary on March 13, 2003 (see note 6b).

         Between June 2001 and February 2002, the business of Pivotal was conducted through a wholly-owned Canadian subsidiary called 4CASH ATM Services Canada Inc. ("4CASH"). 4CASH operated in the self-service technology sector (defined as the deployment of Automated Teller Machines, information kiosks and Point of Sale debit machines). During February 2002, the Board of Directors made the decision not to continue to pursue the self-service technology business plan. On March 5, 2002, the Company sold its wholly-owned subsidiary, 4CASH, to IRMG Inc. ("IRMG"), a private corporation controlled by the Company's former CEO and current CFO (see note 6a).

         Between October 1999 and June 2000, the business of the Company was conducted through its wholly-owned subsidiary, eieiHome.com Inc. Due to continuing operating losses, effective June 26, 2000 the Company sold all of the shares of eieiHome.com Inc.

         Subsequent to the sale of eieiHome.com Inc., at a special meeting of shareholders held on September 25, 2000, the Company changed its name from eieiHome.com Inc. to Wireless Ventures, Inc.

         On June 15, 2001, Pivotal acquired the 4CASH from IRMG and began to execute a business plan involved in the self-service technology sector.

--------------------------------------------------------------------------------
/CONTINUED...                                                               F-8.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

         On September 21, 2001, the Company changed its name from Wireless Ventures, Inc. to Pivotal Self-Service Technologies Inc. and increased the number of authorized shares from 75,000,000 to 150,000,000.

         The financial statements in 2002 include the accounts of the Company and its wholly-owned subsidiary Prime Battery. The operating results of Prime Wireless in 2002 and 4CASH in 2002 and 2001 have been classified as discontinued operations. The assets and liabilities of Prime Wireless and 4CASH have been separately disclosed as held for sale. All intercompany accounts and transactions are eliminated in consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of estimates

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results will differ from these estimates.

         Revenue recognition

                  Revenue from product sale is recognized when the rights of ownership of the product are transferred to the purchaser on shipment or delivery and collection is reasonably assured.

         Shipping and delivery costs

                  The Company includes shipping and delivery costs in cost of goods sold.

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

         Acquisitions and business combinations

                  The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included in intangible assets in the accompanying consolidated balance sheets.

         Intangibles and goodwill

                  The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors

--------------------------------------------------------------------------------
/CONTINUED...                                                               F-9.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                  the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

         Investments

                  The Company's marketable securities are classified as available-for-sale and are recorded at fair value. Available for sale unrealized gains and losses, net of tax, are recorded in stockholders' equity. Realized fair value gains or losses and other than temporary declines in value, if any, are reported in other income or expense as incurred.

         Advertising and marketing costs

                  The Company expenses the costs of advertising and marketing as incurred. The Company did not incur any advertising and marketing expenses for the years ended December 31, 2002 and 2001.

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

         Net loss per share

                  For both 2002 and 2001, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

                  Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-10.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

         Foreign currency

                  The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders' equity (deficit). The net exchange differences resulting from these translations were included in the statement of operations in 2001 and 2002. For both 2002 and 2001 such exchange differences were not material.

         Comprehensive income

                  The only component of Comprehensive Income would be net exchange differences arising from the translation of Canadian dollar transactions as recorded in the statement of operations. As described above for 2002 and 2001 these differences were not material.

3.       MARKETABLE SECURITIES

         In 2000, the Company purchased 160,000 shares of common stock of a publicly-traded entity for $480,000. In 2001 the Company pledged the securities and granted power of attorney rights to dispose of the shares to the Company's attorneys as part of a settlement agreement on amounts owed (note 8a).

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

4.       NOTE RECEIVABLE

         On October 15, 2002, the Company entered into a letter of intent to acquire an exclusive license for the manufacture and sale of a new line of high-end stone like products in the United States from a third party. Subsequently the Company, with the consent of the third party opted not to pursue the opportunity. During 2002 the Company had advanced $40,000 to the third party. On December 6, 2002, the advances were converted to a note receivable secured by the Company retaining the exclusive rights for the products. The note is non-interest bearing and is due and payable on June 30, 2003.

5.       PRIME BATTERY ACQUISITION AND INTANGIBLE ASSET


         Effective November 1, 2002, the Company, through a newly incorporated wholly owned subsidiary named Prime Battery, acquired certain assets of DCS Battery Products Ltd. ("DCS Battery").

         DCS Battery is owned by a relative of the Company's Chief Executive Officer and one of its Directors.

         Under the terms of the agreement Prime Battery acquired assets as follows:

               - All assets and intellectual property rights of DCS Battery including all trademarks, tradenames, distribution agreements with Konnoc Battery in

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-11.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                    Canada and the United States of America, and all agreements OR relationships with dollar stores in Canada and the United States,
               -    All inventory, and
               -    All contracts, books and records.

         in exchange for:

               - 6,000,000 newly issued common shares of the Company's common stock, and
               - The right to earn an additional 2,000,000 newly issued common shares of Pivotal for every $100,000 of net profit earned by the Prime Battery business during the two year period beginning on November 1, 2002 to a maximum of 10,000,000 additional shares.

         Under the terms of the agreement the Company also agreed as follows:

               - To finance the newly acquired business with $126,780 (CAD$200,000) in cash,
               - To share up to 50% of the net gross profit (subject to the Prime Battery business earning a minimum gross profit of 15%) of the business with A.C. Simmonds and Sons ("ACS" an entity also owned by a relative of the Company's Chief Executive Officer) in exchange for management, distribution and logistical services provided by ACS to the Prime Battery business, and
               - To sell any battery products to ACS intended to be sold to industrial accounts at cost plus 10%.

         During the year ended December 31, 2002 the Company opted not to acquire any of the inventories owned by DCS Battery for its own account. All inventory transferred between DCS Battery and the Company was sold to third parties.

         The purchase price has been allocated to intangible assets and represents the trade name and other intellectual property associated with the acquisition. Management has valued the Prime Battery intangible assets at $240,000 based on the share price of the Company's common stock on December 31, 2002.

6.       DISCONTINUED OPERATIONS

         In 2002, the Board of Directors made the decision to focus the business of the Company on the battery distribution business unit.

         During the first quarter of 2002 the Board of Directors committed to sell or close down the 4CASH subsidiary primarily due to the incremental financing that would be required to make the business successful. Two of the Company's directors, through a company they controlled IRMG Inc. ("IRMG") offered to acquire the subsidiary. The 4CASH subsidiary was sold to IRMG on March 5, 2002.

         During the fourth quarter of 2002, the Company committed to a plan , approved by the Board of Directors prior to year end, to dispose of the Prime Wireless subsidiary. Management initiated an active plan to sell the subsidiary at a price in relation to its market value and held discussions with a prospective buyer. The Company came to terms on a transaction and sold the subsidiary on March 13, 2003.

         The Company has accounted for the disposition of 4CASH and Prime Wireless in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144.

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-12.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

         Under FASB No. 144 the net gain or loss from the disposition of these assets is classified as discontinued operations in the Consolidated Statements of Operations and the assets and liabilities of 4CASH and Prime Wireless are separately disclosed as held for sale in the Consolidated Balance Sheets.

         Accounting for the discontinued operations is summarized below:

                                                                            2002            2001

                 Loss from 4CASH operations                               (4,247)         (48,131)
                 Income from Prime Wireless operations                    23,160                -
                                                                     -----------      -----------
                 Income (loss) from operations of discontinued
                 operations, net of tax                                   18,913          (48,131)

                 Gain from management fee forgiveness                     54,037           20,083

                 Effect of disposal of 4CASH                              52,378                -
                 Loss from write off of 4CASH advances                   (13,375)               -
                                                                     -----------      -----------
                 Gain on disposal of subsidiary, net of tax               39,003                -
                                                                     -----------      -----------

                 Income (loss) from discontinued operations              111,953          (28,048)
                                                                     -----------      -----------

         (a)      4CASH ACQUISITION AND DISPOSITION

         On June 15, 2001, the Company acquired certain intangible assets of 4CASH from IRMG (an affiliated entity by virtue of its ownership position in the Company) through an asset purchase agreement. Pursuant to the Asset Purchase Agreement, the Company issued 10 million shares of its common stock to IRMG and issued warrants to purchase 1.1 million common shares at $0.10 per share to the President of IRMG. In addition,
         (1) the Company issued three-year warrants to IRMG to purchase 5 million common shares at $0.10 per share which vest subject to the achievement of cumulative net profits from the date of closing and (2) subject to achieving cumulative pre-tax net profits of $1 million within 2 years from closing, the Company agreed to issue an additional 10 million common shares to IRMG. The Company also agreed to enter into a 3-year management services agreement with IRMG under which IRMG would provide certain management services to the Company. The historical cost basis of the intangible assets acquired amounted to $-0- and, accordingly, no value was assigned to the assets acquired or the consideration paid.

         On March 5, 2002, the Company entered into an agreement whereby the 4CASH subsidiary was sold back to IRMG. In exchange for the 4CASH subsidiary, IRMG and certain directors of IRMG agreed to surrender and cancel; 1) its rights to obtain an additional 10 million common shares subject to achieving certain net profit levels, and 2) warrants to purchase 6.1 million shares as originally issued as part of the acquisition in June 2001. The original 10 million shares of the Company's common stock issued in the purchase transaction in June 2001 were retained by IRMG.

         The discontinued operations of 4CASH are summarized as follows:

                                                                            2002            2001
                 Revenues                                                    729            2,499
                                                                     -----------      -----------

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-13.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                 Expenses
                      Direct costs                                           295            1,016
                      Selling, general and administrative                  4,546           49,205
                      Depreciation                                           135              409
                                                                     -----------      -----------
                                                                           4,976           50,630
                                                                     -----------      -----------

                             Net loss from discontinued operations        (4,247)         (48,131)
                                                                    ============     ============

         Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totalling approximately $104,350, owed to IRMG for a cash payment of $15,753 (CAD$25,000). During the year ended December 31, 2002 the payment was made and the Company recorded a $34,560 credit to general and administrative expenses in respect of expenses previously recorded in 2002. Additionally $54,037 was recorded as a gain from forgiveness of management fees representing fees accrued in prior years.

         On March 5, 2002 as a result of the disposition of 4CASH the Company recorded the effect of the disposal of $52,378 (representing primarily net losses of the subsidiary while owned by the Company) and wrote off advances and intercompany amounts totalling $13,375 made by the Company to 4CASH since June 2001.

         During 2001 IRMG forgave management fees of $185,083 which was recorded as a $165,000 reduction of management fees expense for the year ended December 31, 2001 and $20,083 as a gain on forgiveness of accrued management fees.

        (b)      PRIME WIRELESS ACQUISITION AND DISPOSITION

         On June 7, 2002, the Company purchased all of the issued and outstanding common shares of Prime Wireless from an affiliate in exchange for:

        (1)  $40,000 in cash,
        (2) A non-interest bearing note payable for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note has been discounted to $106,000 representing its present value using a 5% discount rate), and
        (3) Fifty percent (50%) of all net proceeds from the sale of any related asset payable 30 days after receipt of funds, such assets are recorded on the Company's books at a nominal value.

         Prime Wireless, prior to the acquisition was, owned by a shareholder of the Company.

         Accounting for the acquisition is summarized as follows:

                           Net working capital assets acquired                  $       29,526

                           Intangible assets acquired                                  116,474
                                                                                --------------
                           Purchase consideration                               $      146,000
                                                                                ==============

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-14.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

         The excess of purchase price over net assets acquired has been allocated to intangible assets and represents mainly tooling, trade name and intellectual property associated with the acquisition.

         Subsequent to the end of the year, on March 13, 2003, the Company disposed of its investment in Prime Wireless and related assets to another publicly traded company in exchange for 1,500,000 common shares of the purchaser (of which 750,000 shares were transferred, pursuant to the June 7, 2002 purchase and sale agreement, to the related party that the Company acquired Prime Wireless from).

         The proforma financial operating results, assuming the Prime Wireless acquisition was made as of the January 1, 2001, have not been included herein due to the sale of Prime Wireless subsequent to year end and as that proforma information would not materially add to the disclosure.

         The discontinued operations of Prime Wireless are summarized as follows:

                 Revenues
                      Commission income                                      65,923
                      Sales                                                     255
                                                                            -------
                 Total revenues                                              66,178
                 Less:
                      Cost of sales                                             200
                                                                            -------
                 Gross profit                                                65,978

                 Operating expenses                                          42,631
                                                                            -------
                 Operating income                                            23,347

                      Depreciation                                              187
                                                                            -------
                       Net income from discontinued operations               23,160
                                                                            =======

         In accordance with FASB Statement No. 144 the major categories of Prime Wireless assets and liabilities held for sale as at December 31, 2002 were as follows:


                Cash                                                 $          836
                Accounts receivable                                          22,913
                                                                     --------------
                Assets of discontinued operations - current          $       23,749
                                                                     --------------

                Equipment, net                                       $          777
                Intangible assets                                           116,474
                                                                     --------------
                Assets of discontinued operations - non current      $      117,251
                                                                     --------------

                Liabilities of discontinued operation - current
                - accounts payable                                   $       19,600
                                                                     --------------

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-15.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

7.       SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

         The senior subordinated convertible debentures totalling $141,500 at December 31, 2002, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant (see note 12) to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. Interest expense on these notes during 2002 and 2001 amounted to $11,320 and $74,516, respectively. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.

         During the year ended December 31, 2001, $1,524,550 of senior subordinated convertible debentures plus accrued interest of $55,324 was converted to 6,319,525 common shares. Also, certain accrued interest was effectively repaid during the year upon the exercise of warrants under the revised warrant exercise offer as discussed in notes 10 and 12. In addition, the Company recorded the cancellation of $101,000 of existing debentures during the year as confirmation was received during the year that the debenture liability had been transferred to the purchaser of eieiHome.com Inc. (note 1)

8.       NOTES PAYABLE

                   Non-interest bearing note payable (a)                  $     155,000

                   90 day note payable - director (b)                            63,387

                   90 day note payable - affiliate (b)                           63,387

                   5 year non-interest bearing note payable (c)                 106,000
                                                                          -------------

                          Total                                           $     387,774

                   Less: current portion                                        317,774

                   Long term portion (c)                                  $      70,000
                                                                          =============

        (a) During the year ended December 31, 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven (see note 11), $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued. The note is non-interest bearing and is repayable with progressively increasing payments over a period of 15 months with final payment due in December 2002. The Company's marketable securities have been pledged as security for the note payable (see note 3). The Company is currently in default of the agreed-upon payment terms.

        (b) On November 12, 2002, a director and an affiliate of the Company each provided $63,387 (CAD$100,000) 90-day loans to the Company. Under the terms of the agreements the lenders will receive a 5% fee of the amount borrowed, monthly interest of 2% of the balance borrowed (24% on an annual basis), warrants to purchase 1,000,000 common shares at $0.01 per share for each 30 days the loan is outstanding and another 5% of the loan balance if not repaid in 90 days.

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-16.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

        (c) On June 7, 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note has been discounted to $106,000 representing its present value using a 5% discount rate). The Company issued this note as part of the acquisition of Prime Wireless that was later disposed of on March 13, 2003 (note 6b).

9.       RELATED PARTY TRANSACTIONS

         Amounts due to/from related parties, which are included in accounts payable, generally result from transactions with companies under common control and are non-interest bearing with no specific terms for repayment. As at December 31, 2002 $27,356 was due to related parties.

         During 2001, IRMG provided management services to the Company. The agreement was renegotiated and fees charged during 2001 amounted to $162,800. The parties have informally agreed that monthly fees will be charged at $19,300 beginning November 1, 2001 to February 22, 2002. In conjunction with the sale of 4CASH, the agreement was terminated effective February 22, 2002. Subsequent to February 22, 2002 a shareholder and officer of IRMG agreed to provide consulting services to the Company on an hourly basis for the period up to October 31, 2002 and for the period after October 31, 2002 for a monthly fee of $1,585 (CAD$2,500).

         During 2002, the Company acquired certain assets of DCS Battery from DCS Battery Products Ltd. an entity owned by a relative of the Company's Chief Executive Officer and one of its Directors and agreed to share a portion of the gross profit earned from sales generated by these assets with ACS (note 6). During 2002 ACS earned $8,168 (CAD$12,886) under this agreement, all of which remained unpaid at December 31, 2002.

         During 2002, the Company also entered into a management services agreement with a shareholder of DCS Battery who is also related to the Company's Chief Executive Officer. Under the terms of the agreement the Company will pay $4,754 (CAD$7,500) per month for the services.

         In November 2002, a director of the Company provided a $63,387 (CAD$100,000) 90 day loan to the Company (see note 8). In addition, a shareholder of an affiliate of the Company provided another $63,387 (CAD$100,000) loan on the same basis. These loans were issued in the normal course of business with terms as described in Note 8.

10.      NON-CASH FINANCING EXPENSE

         During the year ended December 31, 2002, the Company issued warrants to purchase 2,000,000 common shares of the Company at $0.01 per share to related parties who had provided short term loans to the Company (note 8b and 12). The warrants are immediately exercisable and have a term to expiry of the later of December 31, 2004 or 90 days after the effectiveness of a registration statement. Management has valued the warrants, using a Black-Scholes pricing model at an aggregate value of $92,000.

         Management used the following assumptions in the valuation;
         1) expected life of 2.1 years, 2) 5% risk free interest rate, 3) expected volatility of 183.6% based on twenty share price observations between May 2001 and December 2002, and 4) 0% expected dividend yield. Accordingly, $92,000 has been recorded as a non-cash financing expense during the year ended December 31, 2002.

         During the year ended December 31, 2001, as an incentive to senior subordinated convertible debenture holders to convert their debentures to common stock (Note 7), the Board of Directors approved a special resolution. Upon the conversion of the debenture to shares

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-17.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

         of the Company's common stock, the warrant exercise price would be reduced from $0.50 to $0.05 per share for warrants exercised through July 31, 2001.

         The Board of Directors approved another resolution, also during 2001, to further enhance the offer as an incentive to debenture holders to convert and exercise their warrants. Under the revised offer, debenture holders who chose to convert their debenture and exercise their warrants had the total costs of the warrants reduced by the accrued interest to date. In effect, the accrued interest was paid to the debenture holders if they exercised their warrants. This offer expired on September 30, 2001. As a result, approximately 5,100,000 warrants were exercised in 2001 at the reduced price of $0.05 per share. In addition, the Company agreed to issue approximately 440,000 shares of its common stock (valued at $0.05 per share) to stockholders who exercised their warrants prior to the enhanced offer. In connection with these warrant exercises, the Company recorded a non-cash financing expense in the amount of $2,317,594.

11.      EXTRAORDINARY ITEM

         The Company recorded a gain from cancellation of indebtedness of $180,251 as an extraordinary item during the year ended December 31, 2001. The balance includes $103,430 of debentures payable and accrued interest payable that was transferred from the Company to the purchaser of eieiHome.com Inc. During 2001, the purchaser of eieiHome.com Inc. confirmed its liability for debentures with principal balance of $101,000 and corresponding accrued interest of $2,430. The balance also includes $76,821 that resulted from a settlement with the Company's US legal counsel on amounts owed for services provided.

12.      CAPITAL STRUCTURE

         Capital stock

                  The Company is authorized to issue up to 150,000,000 common shares.

         Common stock subscribed

                  During 2002, 6,637,500 shares of the Company's common stock valued at $252,750 have been subscribed (6,000,000 of which are to be issued in an acquisition made by the Company as described in note 5).

         Voting rights

                  The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

         Warrants

                  The following is a summary of warrant activity for 2002 and 2001:

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-18.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                              Number of Shares to
                                                            Purchase under Warrants             Expiry Date
                                                           -------------------------      ---------------------------
                  Balance, December 31, 2000                        5,000,000
                  Issued                                           12,419,525             Between July 31, 2001
                                                                                          and July 31, 2004
                  Exercised                                        (5,092,010)
                                                                   ----------
                  Balance, December 31, 2001                       12,327,515
                  Issued                                            2,000,000             December 31, 2004(1)
                  Surrendered and cancelled                        (6,100,000)
                  Exercised                                                 -
                                                                   ----------
                   Balance, December 31, 2002                       8,227,515

                  (1) Warrants issued on December 12, 2002 expire on the later of December 31, 2004 or 90 days after the effectiveness of a registration statement.

                  Warrants outstanding at December 31, 2002 are summarized as follows:

                        Number               Price           Year of Issue      Vesting Period            Term
                   -----------------    ----------------    ---------------    -----------------    ----------------
                      5,000,000      $           0.50           1999               Immediately             5 years
                      1,227,515                  0.50           2001               Immediately             3 years
                      2,000,000                  0.01           2002               Immediately             2 years(1)
                      ---------
                      8,227,515
                      ---------

                  Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $3,133,758. A maximum of 8,227,515 common shares would be issued.

                  In 2002, 2,000,000 warrants were issued to related parties pursuant to the terms of loan agreements (note 8b and 10). The Company has determined the fair value of these warrants to be $92,000 and accordingly has recorded a charge to non-cash financing expense during the current period.

                  Also, 6,100,000 warrants issued to IRMG in 2001 were subsequently cancelled in 2002 (see note 6a).

                  During 2001, in connection with the conversion of debentures along with of accrued interest into common stock, the Company issued warrants to purchase 6,319,525 shares of common stock at $0.50 per share. During 2001, 5,092,010 of these warrants were exercised (see note 10). Accordingly, 1,227,515 warrants remain outstanding at December 31, 2002. Management has determined that the value attached to the warrants is insignificant and therefore no amount has been recorded in the accounts.

                  In 1999, 5,000,000 five-year warrants to purchase an aggregate of 5,000,000 common shares, at exercise prices of between $1 per share and $3 per share, were issued to a stockholder. As part of the agreement to convert debentures into equity in 2001, the exercise price of the warrants was reduced to $0.50, the expiration was revised to December 31, 2004 and all warrants became immediately exercisable.

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-19.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

         Stock options

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

                  The following is a summary of stock option activity for 2002 and 2001:

                                                                                        2000 Plan
                                                                       ---------------------------------------------
                                                                                                    Weighted
                                                                                                     Average
                                                                                                    Exercise
                                                                            Shares                    Price
                                                                       ------------------      ---------------------

                  Balance, December 31, 2000                                  1,750,000         $       0.25
                  Surrendered and cancelled                                  (1,500,000)                0.25
                  Granted                                                     1,500,000                 0.10
                                                                             -----------
                   Balance, December 31, 2001                                  1,750,000         $       0.12
                  Surrendered and cancelled                                    (500,000)                0.10
                  Expired                                                      (100,000)                0.10
                                                                             -----------
                  Balance, December 31, 2002                                  1,150,000         $       0.13

                  During the year 2001, as part of a restructuring of management of the Company, 1,500,000 options issued to former directors were surrendered. Additionally in 2001, 1,500,000 options were issued to current and former directors and to employees.

                  During the year 2002, 500,000 options issued in 2001 to directors were returned to the Company. In addition 100,000 options issued in 2001 to employees were amended to expire on December 31, 2002 and expired unexercised.

                  Options outstanding at December 31, 2002 are summarized as follows:

                        Number               Price           Year of Issue      Vesting Period            Term
                   -----------------    ----------------    ---------------    -----------------    ----------------
                        250,000      $           0.25           2000               Immediately        3 to 5 years
                        500,000                  0.10           2001                   2 years            10 years
                        400,000                  0.10           2001               Immediately             3 years
                     ----------
                      1,150,000
                     ----------

                  At December 31, 2002, options exercisable according to the vesting period amounted to 962,500 with a weighted average exercise price of $0.14. The weighted average remaining contractual life of options outstanding and exercisable was
                  4.8 years and 4.0 years, respectively at December 31, 2002.

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-20.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                  In 2001, the fair value of the options granted in 2001 was estimated at $-0. There were no options granted during 2002. The fair value has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 6%; and expected life of 3 to 5 years.

13.      INCOME TAXES

         The deferred tax asset results from net operating loss carryforwards (for U.S. tax purposes) which approximate $1,700,000 as of December 31, 2002 and expire in the years 2019 and 2020. Under certain conditions and subject to certain limitations, these operating losses may be utilized to offset future taxable income.

         The deferred tax asset and valuation allowance at December 31, 2002 are as follows:

                 Deferred tax assets resulting from
                   operating loss carryforwards                      $    579,000
                 Valuation allowance                                      (579,000)
                                                                     -------------
                                                                     $           -
                                                                     -------------

         The Company has recorded a 100% valuation allowance against the deferred tax assets due to uncertainties surrounding their realization. The change in the valuation allowance from 2001 to 2002 is not material.

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-21.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

14.      COMMITMENTS AND CONTINGENCIES

         Commitments

         The Company was committed under an operating lease for rental of premises to July 30, 2002. Monthly lease payments approximate $6,800. During 2001, certain monthly payments due under the lease were assumed by IRMG. Subsequent to December 31, 2001, the Company and the landlord entered into an agreement to terminate the lease whereby the landlord is to receive $15,850 in cash and 541,300 shares of the Company's common stock. The Company has not made the cash payment and is in default under the agreement at December 31, 2002. The amount remains accrued in the balance sheet.

         In October 2002, the Company entered into a vehicle lease extension agreement under which the Company will pay monthly lease payments of approximately $1,123 until October 31, 2004.

         Subsequent to the end of the year, on January 31, 2003, the Company entered into an office lease with an entity that an officer and director of the Company is a shareholder in. The Company is committed under the lease agreement for rental payments until January 31, 2004. Minimum monthly lease payments are approximately $951.

         Contingencies

         During 2001, the President of an entity the Company planned to acquire in 2001, had requested that the Company return the sum of $200,000, which he paid to purchase 200,000 shares of the Company's common stock in a private transaction (facilitated by the Company) in October 2000. The Company received $200,000 from the seller of the shares, which shares had been pledged to the Company as security for other obligations. The individual registered complaints about the Company's conduct with certain regulatory authorities, including the Securities and Exchange Commission. The SEC requested certain information from the Company, which the Company provided. During the year ended December 31, 2002 the Company settled the disagreement with this individual by allowing him to participate in a $.02 private placement.

15.      SEGMENT INFORMATION

         During the year the Company operated primarily in one segment - the purchase and sale of batteries. All other businesses are categorized as discontinued operations.

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-22.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

16.      SUBSEQUENT EVENTS

         In addition to the sale of Prime Wireless described in note 6b the events occuring subsequent to December 31, 2002 are as follows:

         Loan Agreement

         On January 23, 2003, subsequent to the end of the year, the Company entered into loan and security agreements with a third party to borrow up to $253,560 (CAD$400,000) to finance the working capital requirements of the Prime Battery business. Under the terms of the agreements the lender provided a 90 day loan in exchange for a $2,536 (CAD$4,000) facility fee and interest payable at 18% per annum. The Company provided inventory, accounts receivable and other personal property as security for the loan.

         On March 14, 2003, the Company and the lenders mutually agreed to increase the limit of the loan to $412,035 (CAD$650,000) and to extend the term of the loan to May 23, 2003 in exchange for a $7,924 (CAD$12,500) extension fee.

         Joint Venture

         On March 1, 2003, the Company entered into a joint venture agreement with Collectible Concepts Group, Inc. to market batteries and related products that include various licensed logos, images and brand names. Under the terms of the agreement the Company will own 50% of the joint venture. The joint venture will operate under the name MightyCell.

         Amendment to DCS Battery Asset Purchase Agreement

         On April 1, 2003 the Company and vendor of the DCS Battery Assets agreed to amend the November 1, 2002 (note 5) purchase agreement as follows:

          - ACS (note 5) will no longer provide logistic operations to Prime Battery, and

          - The former owner of DCS Battery will become the exclusive sales agent to certain Canadian retailers, distributors, etc., and will receive a commission based on net margins on DCS Battery customers as follows:

               -    8% on gross margins of 25% or less,

               -    9% on gross margins between 25% and 35%,

               -    10% on gross margins above 35%, and

--------------------------------------------------------------------------------
/CONTINUED...                                                              F-23.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

17. ECONOMIC DEPENDENCE

         During 2002 the Company derived 98% of its revenue from two customers. The following table summarizes revenues from customers during 2002:

                  Customer A                 $150,302               78%
                  Customer B                   38,173               20%
                  All others                    5,448                2%

         During 2002, the Company purchased 99% of its purchases from two suppliers. The following table summarizes purchases from suppliers during 2002:

                  Supplier A                 $136,125               71%
                  Supplier B                   53,557               28%
                  All others                    2,024                1%

18.      COMPARATIVE FIGURES

         The comparative figures have been reclassified in accordance with the current year presentation.

--------------------------------------------------------------------------------
                                                                           F-24.

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

   Date:  April 24, 2003
                                PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

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

                NAME                                     TITLE                              DATE
                ----                                     -----                              ----

/s/ John G. Simmonds
--------------------------------------
     JOHN G. SIMMONDS                            Chairman/CEO/Director                 April 24, 2003
                                             (principal executive officer)


/s/ Brian Usher-Jones
--------------------------------------
     BRIAN USHER-JONES                                  Director                       April 24, 2003


/s/ Gary N. Hokkanen
--------------------------------------
     GARY N. HOKKANEN                                 Interim CFO                      April 24, 2003
                                             (principal accounting officer)

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, John G. Simmonds, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of Pivotal Self-Service Technologies Inc.;

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



Date:  April 24, 2003                By:            /s/ JOHN G. SIMMONDS
                                                   ----------------------------
                                                   John G. Simmonds
                                                   Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION



I, Gary N. Hokkanen, certify that:



1. I have reviewed this annual report on Form 10-KSB/A of Pivotal Self-Service Technologies Inc.;

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



Date:  April 24, 2003                   By:        /s/ GARY N. HOKKANEN
                                                   ----------------------------
                                                   Gary N. Hokkanen
                                                   Principal Financial Officer

                                                                   EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, JOHN G. SIMMONDS, the CEO of Pivotal Self-Service Technologies Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-KSB/A of the Company for the twelve month period ended December 31, 2002, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchanges Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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



                              Date: April 24, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, GARY N. HOKKANEN, the interim CFO of Pivotal Self-Service Technologies Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(3) The Annual Report on Form 10-KSB/A of the Company for the twelve month period ended December 31, 2002, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchanges Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                     By:   /s/ GARY N. HOKKANEN
                                                           --------------------
                                                           Interim CFO

                              Date: April 24, 2003

A signed original of this written statement required by Section 906 has been provided to Pivotal Self-Service Technologies Inc. and will be retained by Pivotal Technologies Self-Service Inc. and furnished to the Securities and Exchange Commission or its staff upon request.