Form 10QSB
period 2003-03-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2003-05-20
CIK 49397

      As filed with the Securities and Exchange Commission on May 20, 2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2003

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

                                 (212) 943-1111
                (Issuer's Telephone Number, Including Area Code)


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

                         YES __        NO X

The number of shares of common stock outstanding as of March 31, 2003:
64,363,606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.





                                      INDEX



    PART I          Financial Information

    Item 1.         Financial Statements (unaudited)
                           Consolidated Balance Sheet.......................................................   3
                           Consolidated Statements of Operations and Comprehensive Income (Loss)............   4
                           Consolidated Statements of Cash Flows............................................   5
                           Notes to Consolidated Financial Statements.......................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  14

    Item 3.         Controls and Procedures.................................................................  19

    PART II.        Other Information

    Item 1.         Legal Proceedings.......................................................................  21

    Item 2.         Change in Securities and Use of Proceeds................................................  21

    Item 3.         Defaults Upon Senior Securities.........................................................  21

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  21

    Item 5.         Other Information.......................................................................  21

    Item 6.         Exhibits and Reports on Form 8-K........................................................  22
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures and Certifications...........................................................................  25


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)



ASSETS

Current Assets:
    Cash                                                                                                   $ 23,118
    Accounts receivable, net                                                                                397,717
    Deposits                                                                                                101,500
    Due from related parties                                                                                101,328
    Inventory                                                                                                40,185
    Note receivable                                                                                          40,000
    Other current assets                                                                                      1,970
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                        705,818
--------------------------------------------------------------------------------------------------------------------

    Equipment, net of accumulated depreciation of $40                                                         1,029
    Investment                                                                                              116,474
    Intangible asset                                                                                        240,000
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $ 1,063,321
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                                                     $ 165,261
   Accrued expenses - interest                                                                               54,305
   Accrued expenses - professional fees                                                                       8,333
     Accrued expenses - directors' fees                                                                      18,300
     Accrued expenses - other                                                                                12,169
     Notes payable                                                                                          716,546
   Senior subordinated convertible debentures                                                               141,500
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 1,116,414

     Notes payable                                                                                           64,000
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         1,180,414

Stockholders' deficit
   Common  stock,   $.001  par  value,   150,000,000   shares   authorized,
   64,363,606 shares, issued and outstanding at March 31, 2003.                                              64,363
   Preferred   stock,   $100  par  value,  8%,   non-voting,   convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                          -
   Additional paid-in capital                                                                             8,368,066
   Common stock subscribed                                                                                  122,550
   Accumulated deficit                                                                                  (8,678,582)
   Accumulated other comprehensive income (loss)                                                              6,510
--------------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                                               (117,093)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                             $ 1,063,321
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)




                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                  2003            2002
                                                                                               ---------        --------
 Revenues                                                                                      $ 433,700         $    -
     Less: cost of sales                                                                         368,360              -
 -----------------------------------------------------------------------------------------------------------------------
 Gross profit                                                                                     65,340              -

 Operating expenses:
     Selling, general and administrative expenses                                                173,573         52,471
     Occupancy                                                                                     9,601              -
     Interest                                                                                     34,295          2,791
     Depreciation                                                                                     40              -
 -----------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                                                        217,509         55,262

 Other expense                                                                                                        -
     Foreign exchange loss                                                                        19,537              -
     Non-cash financing expense                                                                   11,064              -
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                                                  248,110         55,262
 -----------------------------------------------------------------------------------------------------------------------

 Net (loss) before discontinued operations                                                     (182,770)       (55,262)

 Discontinued operations:
     Loss from operations of discontinued operations, net of tax                                  15,246        (4,247)
     Gain from management fee forgiveness                                                              -          9,736
     Gain on disposal of subsidiary, net of tax                                                    5,868              -
 -----------------------------------------------------------------------------------------------------------------------
 Income from discontinued operations                                                              21,114          5,489
 -----------------------------------------------------------------------------------------------------------------------
 Net (loss)                                                                                   $(161,656)      $ (49,773)
 =======================================================================================================================

 Basic and diluted net loss per share of common stock:
 Weighted average number of common shares outstanding                                         60,401,106     44,042,123
       Basic loss per share                                                                      $(0.003)       $(0.001)
       Loss from continuing operations                                                           $(0.003)       $(0.001)
       Gain/loss from discontinued operations                                                     $0.000         $0.000



Comprehensive Income (Loss)

 Net  (loss)                                                                                  $(161,656)      $(49,773)
 Other comprehensive income (loss):
 Unrealized holding gain  on marketable securities                                                     -          1,600
 Foreign exchange translation gain                                                                 6,510              -
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                                                         $(155,146)      $(48,173)
 -----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                Three Months Ended
                                                                                                      March 31,

                                                                                                    2003         2002
   -------------------------------------------------------------------------------------------------------------------

   NET CASH USED IN OPERATIONS
       Net loss                                                                               $ (161,656)   $ (49,773)
       Adjustments to reconcile net loss
         to net cash (used in) operating activities:
            Depreciation and amortization                                                             40          135
            Common stock issued in rent settlement                                                     -       27,065
            Foreign exchange loss                                                                 19,537            -
            Non-cash financing expense                                                            11,064       (9,736)
            Gain on forgiveness of debt                                                                -       (9,736)
   Changes operating accounts, net of acquisition and disposition:
            Accounts receivable                                                                 (275,588)           -
            Inventory                                                                            (40,185)           -
            Deposits                                                                            (101,500)           -
            Due from related parties                                                            (128,684)           -
            Other current assets                                                                  (1,970)       5,879
            Accounts payable and accrued expenses                                                 73,681       24,187
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                                      (605,261)      (2,243)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                                                 (1,069)           -
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                        (1,069)           -
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
             Due from affiliate                                                                        -       45,000
         Proceeds from sale of common stock                                                      198,000            -
         Issuance of notes payable                                                               392,771            -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                                    590,771       45,000
   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                                  (15,559)       42,757
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                     38,677            0
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                         $ 23,118      $42,757
   -------------------------------------------------------------------------------------------------------------------


Non cash financing activities:

         During the quarter ended March 31, 2003, the Company recorded a non-cash financing expense of $11,064 reflecting amortization of the fair value of 7,000,000 warrants issued pursuant to loan agreements.

         During 2002 the Company issued 541,300 common shares valued at $27,065 to a third party as partial settlement on an office lease obligation.

         As a result of the disposition of its wholly owned subsidiary 4CASH ATM Services Canada Inc., in 2002, the Company recorded a charge to paid-in-capital of $39,003.

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

GOING CONCERN BASIS OF PRESENTATION

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $1,063,321, has a working capital deficit of $410,596 and a stockholders' deficit of $117,093 at March 31, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

         In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

         The accompanying unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

BUSINESS OPERATIONS

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

         The Company also conducted its business during part of fiscal 2002 through another wholly-owned subsidiary called Prime Wireless Inc. ("Prime Wireless"). On June 7, 2002, the Company acquired Prime Wireless, which was in the business of earning sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. In addition, prior to the acquisition, Prime Wireless had acquired certain assets from Midland International Corp. ("Midland") including land mobile radio products, the Midland trade name, tooling, and accounts receivable. During the three month period ended March 31,

2003, the Company disposed of all the issued and outstanding shares of Prime Wireless (see Recent Developments below).

NOTE 2 - RECENT DEVELOPMENTS

         COLLECTIBLE CONCEPTS JOINT VENTURE

         On March 1, 2003, the Company entered into a joint venture agreement with Collectible Concepts Group, Inc. to market batteries and related products that include various licensed logos, images and brand names. Under the terms of the agreement the Company will own 50% of the joint venture. The joint venture will operate under a to be determined name.

         The parties of the joint venture were successful in obtaining a license to market a flashlight product bearing an Arnold Schwarzenagar Terminator 3 likeness. The Company is awaiting shipments of the product from overseas and expects successful results concurrent with the launch of the Terminator 3 motion picture.

         DISPOSAL OF PRIME WIRELESS

         On March 13, 2003, the Company sold of all the issued and outstanding common shares of Prime Wireless to Wireless Age Communications, Inc. (an entity listed on the OTCBB under the symbol "WLSA") in exchange for shares of the Wireless Age's common stock. Wireless Age issued 1,500,000 common shares to Pivotal for Prime Wireless and pursuant to the June 7, 2002 purchase and sale agreement, whereby Pivotal acquired Prime Wireless, the Company paid 1500450 Ontario Limited 750,000 of the Wireless Age shares as a commission. 1500450 Ontario Limited is a significant shareholder of the Company.

         The Board of Directors determined, during the fall and early winter of 2002, that the Company did not possess the necessary fiscal and human resources to fully realize on the potential of the Prime Wireless assets and decided to vend the company to an entity already focused on the wireless communications sector. Wireless Age has significant interests in retail and wholesale wireless businesses. The Company is hopeful that it will be able to recognize a significant profit on the common shares of Wireless Age obtained through this transaction.

         Concurrent with the disposition of Prime, Mr. John G. Simmonds, was appointed Chairman of Wireless Age's Board of Directors and was also appointed Chief Executive Officer of the Company.

         PRIME BATTERY PRODUCTS DEVELOPMENTS

         During the first quarter of fiscal 2003, the Company hired additional staff for the battery business, including logistics, sales, marketing, and financial individuals. The Company also obtained the services of a senior individual to oversee operations.

         The Company also negotiated a short term working capital loan during the first quarter of fiscal 2003. The loan was initiated with a lending limit of $272,520 (C$400,000) in January and was subsequently increased to $442,845 (C$650,000) during the month of March 2003. Proceeds of the loan were used to fund purchases of battery products and other ancillary resale items.

         On April 1, 2003 the Company and vendor of the DCS Battery Assets agreed to amend the November 1, 2002 purchase agreement as follows:

         The owner of DCS Battery will become the exclusive sales agent to certain Canadian retailers, distributors, etc., and will receive a commission based on net margins on DCS Battery customers as follows:

             (i)   8% on gross margins of 25% or less,
             (ii)  9% on gross margins between 25% and 35%,
             (iii) 10% on gross margins above 35%, and

         During the first quarter of fiscal 2003, management determined that there were significant incremental opportunities available to the Company by driving other special buy products through the dollar store retail distribution channel acquired in the DCS Battery acquisition. The Company has been successful in earning favourable gross margins from special buys involving a variety of end of line or surplus products. The Company's dollar store customers have found many of these special opportunities rewarding and management has decided to focus part of its resources on maximizing the potential of ancillary sales.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates.

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

         INTANGIBLES AND GOODWILL

         The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

         INVENTORY

         Battery and ancillary resale inventory is recorded at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

         DEPOSITS

         The Company is required to prepay inventory purchases from an overseas supplier and records the advances as deposits on inventory in transit.

         INVESTMENT

         The Company's investment is classified as held-to-maturity and classified as a long-term asset. The securities are reported at cost. If management determines any impairment to be permanent the investment will be written down.

         ADVERTISING AND MARKETING COSTS

         The Company expenses the costs of advertising and marketing as incurred. The Company did not incur any advertising and marketing expenses during the three month period ended March 31, 2003 and 2002.

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

         NET LOSS PER SHARE

         For the three month period ended March 31, 2003 and 2002, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

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

         COMPREHENSIVE INCOME

         The only component of Comprehensive Income are net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars.

NOTE 4 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

         The senior subordinated convertible debentures totalling $141,500 at March 31, 2003, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.


NOTE 5 - NOTES PAYABLE


         Note payable (a)                                       $     383,288

         Non-interest bearing note payable (b)                        155,000

         Note payable - director (c)                                   68,129

         Note payable - affiliate (c)                                  68,129

         5 year non-interest bearing note payable (d)                 106,000
                                                                -------------



                Total                                           $     780,546

         Less: current portion                                        716,546
                                                                -------------
         Long term portion (d)                                  $      64,000
                                                                =============

(a) During the quarter ended March 31, 2003, an individual, who was employed as a senior manager of the Company's wholly owned subsidiary, through an affiliated entity, provided a short term working capital loan to the Company. The initial limit of the loan was $272,520 (C$400,000) and was later increased to $442,845 (C$650,000). The loan is due May 23, 2003 and the Company is obligated to pay interest at 18% per annum. In addition the Company paid commitment fees totaling $11,241 (C$16,500) to arrange this loan. Prime Battery's accounts receivable and inventory have been pledged as security for this loan.

(b) In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued.

(c) In 2002, a director and an affiliate of the Company each provided $68,129 (CAD$100,000) short term loans to the Company. Under the terms of the agreements the lenders will receive a 5% fee of the amount borrowed, monthly interest of 2% of the balance borrowed (24% on an annual basis), warrants to purchase 1,000,000 common shares at $0.01 per share for each 30 days the loan is outstanding and another 5% of the loan balance if not repaid in 90 days.

(d) In 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note has been discounted to $106,000 representing its present value using a 5% discount rate). The Company issued this note as part of the acquisition of Prime Wireless that was later disposed of on March 13, 2003.


NOTE 6 - DISCONTINUED OPERATIONS

         The Company has accounted for the disposition of 4CASH and Prime Wireless in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144. Under FASB No. 144 the net gain or loss from the disposition of these assets is classified as discontinued operations in the Consolidated Statements of Operations.

         Accounting for the discontinued operations is summarized below:


                                                                         2003             2002
                                                                    ---------------- ---------------

                 Loss from 4CASH operations                                    -           (4,247)
                 Income from Prime Wireless operations                    15,246                -
                                                                    ---------------- ---------------
                 Income (loss) from operations of
                 discontinued operations, net of tax                      15,246           (4,247)
                                                                    ---------------- ---------------

                                                                    ---------------- ---------------
                 4CASH management fee forgiveness                              -            9,736
                                                                    ---------------- ---------------

                 Gain on disposal of Prime Wireless                        5,868
                                                                    ---------------- ---------------
                 Gain on disposal of subsidiary, net of tax                5,868                -
                                                                    ---------------- ---------------


                 Income from discontinued operations                      21,114            5,489
                                                                    ================ ===============

4CASH DISPOSITION

         On March 5, 2002, the Company entered into an agreement whereby the 4CASH subsidiary was sold back to IRMG Inc. (an entity which is partially owned by the Company's CFO). In exchange for the 4CASH subsidiary, IRMG and certain directors of IRMG agreed to surrender and cancel; 1) its rights to obtain an additional 10 million common shares subject to achieving certain net profit levels, and 2) warrants to purchase 6.1 million shares as originally issued as part of the acquisition in June 2001. The original 10 million shares of the Company's common stock issued in the purchase transaction in June 2001 were retained by IRMG.

The discontinued operations of 4CASH are summarized as follows:


                                                                         2002
                                                                    ------------
                 Revenues                                             $   729
                                                                    ------------

                 Expenses:
                 Direct costs                                             295
                 Selling, general and administrative                    4,546
                 Depreciation                                             135
                                                                    ------------
                                                                        4,976
                                                                    ------------

                 Net loss from discontinued operations                $(4,247)
                                                                    ============


         The Company recorded gain on management fee forgiveness of $9,736 during the quarter ended March 31, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of $15,753 (C$25,000). During the quarter ended March 31, 2002 the Company paid IRMG $7,877 (C$12,500) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset current period expenses. Additionally $9,736 was recorded a gain representing fees accrued in prior periods.

PRIME WIRELESS DISPOSITION

         On March 13, 2003, the Company disposed of its investment in Prime Wireless and related assets to another publicly traded company in exchange for 1,500,000 common shares of the purchaser (of which 750,000 shares were transferred, pursuant to the June 7, 2002 purchase and sale agreement, to the related party that the Company acquired Prime Wireless from).

         The proforma financial operating results, assuming the Prime Wireless acquisition was made as of the January 1, 2002, have not been included herein due to the sale of Prime Wireless subsequent to year end on March 13, 2003 and that proforma information would not materially add to the disclosure.

         The discontinued operations of Prime Wireless are summarized as follows:


                                                                         2003
                                                                    ------------
                 Revenues
                 Commission income                                    $ 26,322
                 Sales                                                      16
                                                                    ------------
                 Total revenues                                         26,338
                 Less:
                 Cost of sales                                               -
                                                                    ------------
                 Gross profit                                           26,338
                                                                    ------------

                 Operating expenses                                     11,474
                                                                    ------------
                 Operating income                                       14,864

                 Depreciation                                              (48)
                 Foreign exchange gain                                     430
                                                                    ============
                 Net income from discontinued operations               $15,246
                                                                    ============


NOTE 7 - INVESTMENT

         As described in Note 6, the Company disposed of the Prime Wireless subsidiary and received, net 750,000, common shares of a publicly traded entity called Wireless Age Communications, Inc. (OTCBB:WLSA). The securities held by the Company represent a 4.5% ownership position in Wireless Age.

         These securities are classified as a held-to-maturity long-term investment. The classification is regularly reviewed and in the event that the status of the securities changes the Company will reclassify the securities appropriately.

         The closing share price of these securities on March 31, 2003, was $5.20.

NOTE 8 - COMMON STOCK

         During the three month period ended March 31, 2003 the Company issued 4,410,000 shares of its common stock in a private placement offering and received proceeds of $88,200 ($0.02 per share).

         During the three month period ended March 31, 2003 the Company received an additional $109,800 for private placements described above. The Company has not yet issued the shares therefore the transaction has been recorded as common stock subscribed.

NOTE 9 - DUE TO RELATED PARTIES

         Amounts due to/from affiliates, which are included in accounts payable, generally result from transactions with companies under common control and are non-interest bearing with no specific terms for repayment. As at March 31, 2003, $101,328 was due from related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         OVERVIEW

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

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002

         The Company recorded a net loss for the three month period ended March 31, 2003 of $161,656 ($0.003 per share) compared to a net loss of $49,773 ($0.001 per share) during the comparative period in the prior year. The net loss from continuing operations during the three month period ended March 31, 2003 was $182,770 compare to a net loss of $55,262 in the prior year period. Income from discontinued operations was $21,114 in the current period and $5,489 in the prior year period.

         The year over year increase in loss is primarily the result of the Company's battery business not yet achieving breakeven results. The Company has put in place the infrastructure required to build the battery business but gross profits have not yet grown to the point of profitable operations. Management has taken several steps in order to move toward profitability such as; 1) diversifying the sales effort to expand into market segments outside the dollar store arena, where gross profits are substantially higher, 2) expanded the product list to include special opportunity buys, and 3) renegotiated the relationship with A.C. Simmonds and Sons whereby the Company has taken more control over operations and will also earn a larger portion of the gross profit.

         Revenues during the three month period ended March 31, 2003 were $433,700 compared to zero in the comparative period in the prior year. Revenues during the first quarter were comprised of battery sales and also special opportunity purchases that the Company sold primarily to the dollar store distribution channel. Gross profit during the three month period ended March 31, 2003 were $65,340 (15% on a percentage of sales basis). The Company earned a gross profit of 26.5% on sales and accrued approximately 11.5% of the gross profit to A.C. Simmonds and Sons pursuant to the terms of the battery asset purchase and sale agreement agreed to effective November 1, 2002. Effective April 1, 2003, the Company renegotiated the A.C. Simmonds and Sons agreement to provide A.C. Simmonds and Sons a commission between 8-10% of sales rather than the equal apportionment agreement (subject to the Company retaining a minimum 15% of gross profit.

         Total operating expenses were $217,509 during the quarter ended March 31, 2003 compared to $55,262 in the prior year. The increase is the result of;
1) incremental selling, general and administrative expenses associated with the battery business, and 2) significant interest costs associated with notes payable issued to begin to finance the battery business.

         Selling, general and administrative expenses during the three month period ended March

31, 2003 totaling $173,573 consisted of; 1) wages, benefits and consulting fees of $116,330, 2) audit accruals of $10,500, 3) corporate fees of $8,860,
4) travel, meals and entertainment expenses of $8,336 and 5) various miscellaneous costs totaling $29,547, no single category exceeding $5,000.

         Selling, general and administrative expenses incurred during the quarter ended March 31, 2002 include the following: 1) $40,096 of rent (including a settlement of 541,300 common shares valued at $27,065 for lease obligations to July 31, 2002); 2) $4,864 in consulting fees to maintain the public listing; 3) $4,500 in accrued audit fees; and 4) approximately $3,000 of other miscellaneous expenses.

         Interest expense during the three month period ended March 31, 2003 was $34,295 compared to $2,791 during the three month period ended March 31, 2002. The increase in interest expense is the result of additional short term notes payable issued in order to finance the battery business.

         Depreciation expense on capital assets totaled $40 during the three month period ended March 31, 2003.

         The Company recorded a foreign exchange loss of $19,537 during the three month period ended March 31, 2003 compared to zero in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company's Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar.

         During the three month period ended March 31, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 7,000,000 shares of the Company's common stock at exercise prices of $0.01 or $0.02 per share. The Company has determined that the non-cash financing expense associated with the issuance of these warrants was $461,000. In addition the Company was opted to amortize these costs effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense totaled $11,064 during the current quarter.

DISCONTINUED OPERATIONS

         The Company has classified the disposal of Prime Wireless and 4CASH as discontinued operations in the Consolidated Statement of Operations. Prime Wireless was disposed of on March 13, 2003 and 4CASH was sold on March 5, 2002.

         The results of discontinued operations is summarized below:


                                                                         2003             2002
                                                                    ---------------- ---------------
                 Loss from 4CASH operations                                    -           (4,247)
                 Income from Prime Wireless operations                    15,246                -
                                                                    ---------------- ---------------
                 Income (loss) from operations of
                 discontinued operations, net of tax                      15,246           (4,247)
                                                                    ---------------- ---------------
                 4CASH management fee forgiveness                              -            9,736
                                                                    ---------------- ---------------
                 Gain on disposal of Prime Wireless                        5,868
                                                                    ---------------- ---------------
                 Gain on disposal of subsidiary, net of tax                5,868                -
                                                                    ---------------- ---------------
                 Income from discontinued operations                      21,114            5,489
                                                                    ================ ===============

PRIME WIRELESS

         The operating results of Prime Wireless during the three month period ended March 31, 2003 are summarized as follows:


                                                                                 2003
                                                                       ------------------------

                 Revenues
                 Commission income                                                    $ 26,322
                 Sales                                                                      16
                                                                       ------------------------
                 Total revenues                                                         26,338
                 Less:
                 Cost of sales                                                               -
                                                                       ------------------------
                 Gross profit                                                           26,338
                                                                       ------------------------

                 Operating expenses                                                     11,474
                                                                       ------------------------
                 Operating income                                                       14,864

                 Depreciation                                                              (48)
                 Foreign exchange gain                                                     430
                                                                       ========================
                 Net income from discontinued operations                               $15,246
                                                                       ========================


         Prime Wireless net income during the first quarter of the current fiscal year prior to disposition was $15,246. The Company did not own Prime Wireless during the first quarter of fiscal 2002 and therefore no operating results were recorded.

         Revenues of the Prime Wireless subsidiary were $26,338 during the three month period ended March 31, 2003 consisting of $26,322 in commissions earned on sales of Vertex Standard two way radios in Canada and $16 of Midland two way radios.

         General and administrative expenses of Prime Wireless during the three month period ended March 31, 2003 were $11,474. Selling, general and administrative expenses included salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $48 during the period. Prime Wireless also recorded a foreign exchange gain of $430 on the translation of certain Canadian dollar denominated assets and liabilities into US dollars.

         The Company recorded a gain on disposal of Prime Wireless of $5,868 representing the net asset deficit of Prime Wireless as at disposal date. The Company received, net 750,000 common shares of Wireless Age on closing and valued the securities at the net carrying value of the Prime Wireless intangible assets ($116,474). The Company acquired Prime Wireless from a related party on June 7, 2002 and allocated the excess of the purchase price over net assets acquired to intangible assets (primarily representing the Midland tradename, tooling and other intellectual property rights). Due to the acquisition from a non-arms length party the Company has opted to value the disposal in essence at an exchange value of the intangible assets disposed of.

4CASH

         During the three month period ended March 31, 2002, the Company also operated through wholly-owned Canadian subsidiary called 4CASH ATM Services
Canada Inc. On March 5, 2002 the Company sold the 4CASH subsidiary. The 4CASH operations had a net loss of $4,247 during the three month period ended March 31, 2002. The financial operating results of 4CASH during the first quarter of fiscal 2002 is summarized below:



                                                                         2002
                                                                    ----------------

                 Revenues                                                   $   729
                                                                    ----------------
                 Expenses:
                 Direct costs                                                   295
                 Selling, general and administrative                          4,546
                 Depreciation                                                   135
                                                                    ----------------
                                                                              4,976
                                                                    ----------------
                 Net loss from discontinued operations                      $(4,247)
                                                                    ================


         The Company recorded gain on management fee forgiveness of $9,736 during the quarter ended March 31, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of $15,753 (C$25,000). During the quarter ended March 31, 2002 the Company paid IRMG $7,877 (C$12,500) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset current period expenses. Additionally $9,736 was recorded a gain representing fees accrued in prior periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company's Annual Audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Inventory

Battery and ancillary resale inventory is recorded at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

Investment

The Company's investment is classified as held-to-maturity and classified as a long-term asset. The securities are reported at cost. If management determines any impairment to be permanent the investment will be written down.

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

         FINANCIAL CONDITION

         Total assets increased from $581,806 at December 31, 2002 to $1,063,321 at March 31, 2003. The increase is primarily due to the increased levels of current assets associated with the battery business.

         Accounts receivable increased from $122,129 at December 31, 2002 to $397,717 reflecting the increased level of operations of the battery business. The Company also had $101,500 in deposits for inventory purchases and $40,185 in inventory which were not present at December 31, 2002. During the three month period ended March 31, 2003 the Company began to purchase inventory directly from the overseas battery supplier. The Company also recorded $101,328 as due from related parties at March 31, 2003 compared to $27,356 in amounts due to related parties as at December 31, 2002.

         The Company's cash balances decreased from $38,677 at the end of fiscal 2002 to $23,118 at March 31, 2003. The decline is primarily the result of inventory purchases.

         The Company also disposed of $23,749 in current assets present at December 31, 2002 in the Prime Wireless sale.

         The Company also acquired $1,069 in capital assets during the current quarter.

         The Company holds 750,000 common shares of Wireless Age Communications, Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board under the symbol "WLSA". The securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003. The Company valued the shares in the transaction at $116,474, representing the exchange value for the intangible assets disposed of.

         Total liabilities increased from $752,816 December 31, 2002 to $1,180,414 at March 31, 2003, an increase of approximately $427,600. The increase is the result of; 1) an increase in notes payable of approximately $392,700, representing new notes issued to finance the battery business, 2) an increase of approximately $40,500 in accounts payable, 3) an increase in accrued interest of approximately $11,300, representing accrued but unpaid interest on the Company's senior subordinated debentures and other short term notes, 4) an increase of approximately $5,000 in various other accrued expenses, offset by 1) current liabilities of Prime Wireless of approximately $19,600 disposed of on March 13, 2003 in the sale transaction and 2) a decrease of approximately $2,300 in accrued professional fees.

         Common stock, common stock subscribed and additional paid in capital, increased from $8,345,916 on December 31, 2002 to $8,554,979 on March 31, 2003.
The increase was due to approximately $198,000 received in common share private placements at $0.02 per share and the $11,064 increase to additional paid in capital representing the fair value of 7,000,000 warrants issued under certain loan agreements.

                  The accumulated deficit increased by the loss for the three month period ended March 31, 2003 of $161,656. The Company also recorded a foreign exchange translation gain of $6,510 which created accumulated other comprehensive income of $6,510 at March 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES


         For the three month period ended March 31, 2003, cash used in operating activities amounted to $605,261 primarily as a result of operating losses and rising levels of working capital. Cash used in investing activities was $1,069 representing capital assets purchased. Cash provided by financing activities during the three month period ended March 31, 2003 amounted to $590,771 resulting from $392,771 in notes payable issued and $198,000 in equity private placements.

         The most significant asset the Company has is its investment in Wireless Age common shares. These securities which have been valued at $116,474 for balance sheet purposes. The Company intends to take steps during fiscal 2003 to realize on these securities to raise additional financing required for the battery business. Aside from these securities the Company holds approximately $706,000 in current assets which will be used to settle various current liabilities and fund pre-breakeven operating results.

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

         Exhibit 10.5               Asset Purchase Agreement dated June 15, 2001 by and between Wireless Ventures Inc. and IRMG Inc.
                                    (3)

         Exhibit 10.6               ATM Services Agreement dated June 12, 2001 by and between 4Cash a division of IRMG Inc. and
                                    Trackpower, Inc. (3)

         Exhibit 10.7               Share Purchase Agreement, dated March 5, 2002, by and between Pivotal Self-Service Technologies
                                    Inc. and IRMG Inc. (6)

         Exhibit 10.8               Purchase and Sale Agreement by and between Pivotal Self-Service Technologies Inc. and 1500450
                                    Ontario Limited dated June 7, 2002. (7)

         Exhibit 10.9               Purchase and Sale Agreement by and between Prime Battery Products Limited and wholly-owned subsidiary of Pivotal Self-Service Technologies Inc. and DCS Battery Sales Ltd. dated December
                                    31, 2002. (8)

         Exhibit 10.10              Loan Agreement by and between Prime Battery Products Limited, Pivotal Self-Service Technologies
                                    Inc., 3686469 Canada Inc., and Elliott & Andrews Studios Inc. dated January 23, 2003, incorporated by reference to the Exhibits filed with the Company's Form 10-KSB filed on April
                                    15, 2003.

         Exhibit 10.11              Loan Agreement by and between Prime Battery Products Limited, 3686469 Canada Inc. and Elliott &
                                    Andrews Studios Inc. dated March 14, 2003, incorporated by reference to the Exhibits filed with the Company's Form 10-KSB filed on April 15, 2003.

         Exhibit 10.12              Purchase and Sale Agreement by and between Pivotal Self-Service Technologies Inc. and Wireless
                                    Age Communications Inc. dated March 13, 2003, incorporated by reference to the Exhibits filed with the Company's Form 10-KSB filed on April 15, 2003.

         Exhibit 10.13              Joint Venture Agreement by and between Pivotal Self-Service Technologies Inc. and Collectible
                                    Concepts Group Inc. dated March 1, 2003, incorporated by reference to the Exhibits filed with the Company's Form 10-KSB filed on April 15, 2003.

         Exhibit 10.14              Amendment to Agreement by and between David C. Simmonds,



                                    A.C. Simmonds & Sons and Prime Battery Products Limited dated April 1, 2003, incorporated by reference to the Exhibits filed with the Company's Form 10-KSB filed on April 15, 2003.

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


DATE:  MAY 20, 2003                 BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            Chairman/CEO/Director



DATE:   MAY 20, 2003                BY:     /s/ Gary N. Hokkanen
                                            ---------------------------------
                                            Gary N. Hokkanen
                                            CFO

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

Date:  May 20, 2003                         By:    /s/ John G. Simmonds
                                                   ----------------------------
                                                   John G. Simmonds
                                                   Principal Executive Officer

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

Date:  May  20, 2003                        By:    /s/ Gary N. Hokkanen
                                                   ----------------------------

                                                   Gary N. Hokkanen
                                                   Principal Financial Officer