Form 10QSB
period 2003-06-30
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2003-08-19
CIK 49397

    As filed with the Securities and Exchange Commission on August 19, 2003

===============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC. 20549

                                     FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                    For the Quarterly Period Ended June 30, 2003

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

                     YES                              NO   X
                         -----                           -----

The number of shares of common stock outstanding as of June 30, 2003:
64,363,606

===============================================================================

                      PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)
            Consolidated Balance Sheet .....................................  3
            Consolidated Statements of Operations and Comprehensive (Loss) .  4
            Consolidated Statements of Cash Flows ..........................  5
            Notes to Consolidated Financial Statements .....................  6

Item 2.   Management's Discussion and Analysis or Plan of Operation ........ 13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................ 23

Item 2.   Change in Securities and Use of Proceeds ......................... 23

Item 3.   Defaults Upon Senior Securities .................................. 23

Item 4.   Submission of Matters to a Vote of Security Holders .............. 23

Item 5.   Other Information ................................................ 23

Item 6.   Exhibits and Reports on Form 8-K ................................. 24
            A)  Exhibit Schedule
            B)  Reports Filed on Form 8-K

Signatures and certifications .............................................. 26

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                              CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2003
                                     (UNAUDITED)

ASSETS

Current Assets:
  Accounts receivable, net                                        $   386,164
  Due from related parties                                            148,525
  Inventory                                                           258,466
  Other current assets                                                  4,891
-----------------------------------------------------------------------------
Total current assets                                                  798,046
-----------------------------------------------------------------------------

  Equipment, net of accumulated depreciation of $818                   10,729
  Investment                                                          116,474
  Intangible asset                                                    240,000
-----------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 1,165,249
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Bank overdraft                                                  $     7,704
  Accounts payable                                                    287,338
  Accrued expenses -- interest                                         66,833
  Accrued expenses -- professional fees                                 3,978
  Accrued expenses -- directors' fees                                  18,300
  Accrued expenses -- other                                            30,382
  Notes payable                                                       821,997
  Senior subordinated convertible debentures                          141,500
-----------------------------------------------------------------------------
Total current liabilities                                           1,378,032

  Notes payable                                                        58,000
-----------------------------------------------------------------------------
Total liabilities                                                   1,436,032

Stockholders' deficit
  Common stock, $.001 par value, 150,000,000 shares authorized,
    64,363,606 shares, issued and outstanding at June 30, 2003.        64,363
  Preferred stock, $100 par value, 8%, non-voting, convertible, redeemable, 2,000 shares authorized, No shares issued and
    outstanding                                                             -
  Additional paid-in capital                                        8,390,308
  Common stock subscribed                                             269,550
  Accumulated deficit                                              (8,991,799)
  Accumulated other comprehensive income (loss)                        (3,205)
-----------------------------------------------------------------------------
Total stockholders' deficit                                          (270,783)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 1,165,249
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                See accompanying notes to financial statements.

                       PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                     (UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                    2003           2002           2003          2002
                                                    ----           ----           ----          ----
Revenues                                       $ 430,175      $      -       $ 863,875       $     -
  Less: cost of sales                            357,474             -         725,834             -
----------------------------------------------------------------------------------------------------
Gross profit                                      72,701             -         138,041             -

Operating expenses:
  Selling, general and administrative expenses   313,749        22,373         487,322        74,844
  Occupancy                                       14,234             -          23,835             -
  Interest                                        18,792         2,822          53,087         5,613
  Depreciation                                       778             -             818             -
----------------------------------------------------------------------------------------------------
Total operating expenses                         347,553        25,195         565,062        80,457

Other expense                                                        -                             -
  Foreign exchange loss                           16,124             -          35,661             -
  Non-cash financing expense                      22,241             -          33,305             -
----------------------------------------------------------------------------------------------------
Total expenses                                   385,918        25,195         634,028        80,457
----------------------------------------------------------------------------------------------------

Net (loss) before discontinued operations       (313,217)      (25,195)       (495,987)      (80,457)

Discontinued operations:
  Profit (loss) from operations of
    discontinued operations, net of tax               -            (85)         15,246        (4,332)
  Gain from management fee forgiveness                -              -               -         9,736
  Gain on disposal of subsidiary, net of tax          -              -           5,868             -
----------------------------------------------------------------------------------------------------
Income from discontinued operations                   -            (85)         21,114         5,404

----------------------------------------------------------------------------------------------------
Net (loss)                                    $(313,217)      $(25,280)      $(474,873)     $(75,053)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock:
Weighted average number of common
  shares outstanding                         64,363,606     44,958,606     62,363,606     44,410,147
    Basic loss per share                        $(0.005)       $(0.001)       $(0.008)       $(0.002)
    Loss from continuing operations             $(0.005)       $(0.001)       $(0.008)       $(0.002)
    Gain/loss from discontinued operations            -        $(0.000)       $ 0.000        $ 0.000


                                                         Comprehensive
                                                         Income (Loss)

Net (loss)                                    $(313,217)      $(25,280)     $(474,873)      $(75,053)
Other comprehensive income (loss):
Unrealized holding (loss) on
  marketable securities                               -         (9,600)             -         (8,000)
Foreign exchange translation (loss)              (9,715)             -         (3,205)             -
----------------------------------------------------------------------------------------------------
Comprehensive (loss)                          $(322,932)      $(34,880)     $(478,078)      $(83,053)
----------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                      PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                               Six Months Ended
                                                                   June 30,
                                                              2003         2002
-------------------------------------------------------------------------------
NET CASH USED IN OPERATIONS
  Net loss                                               $(474,873)    $(75,053)
  Adjustments to reconcile net loss
    to net cash (used in) operating activities:
      Depreciation and amortization                            818           27
      Common stock issued in rent settlement                     -       27,065
      Foreign exchange loss                                 35,661            -
      Non-cash financing expense                            33,305            -
      Gain on forgiveness of debt                                -       (9,736)
      Provision for bad debt                                40,000            -
Changes in operating accounts, net of acquisition
  and disposition:
      Accounts receivable                                 (264,035)       5,887
      Inventory                                           (258,466)          96
      Due from related parties                            (175,881)           -
      Other current assets                                  (4,891)       5,879
      Accounts payable and accrued expenses                196,306       24,759
-------------------------------------------------------------------------------
Net cash (used in) operating activities                   (872,056)     (21,076)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                 (11,547)           -
  Acquisition of subsidiary                                      -      (40,000)
-------------------------------------------------------------------------------
Net cash (used in) investing activities                    (11,547)     (40,000)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                       345,000       20,000
  Proceeds from loans and advances                         492,222       50,000
  Increase (decrease) in bank overdraft                      7,704       (8,924)
-------------------------------------------------------------------------------
Net cash provided by financing activities:                 844,926       61,076
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Increase (decrease) in cash                                (38,677)           0
-------------------------------------------------------------------------------
CASH, beginning of period                                   38,677            0
-------------------------------------------------------------------------------
CASH, end of period                                       $      0      $     0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Non cash financing activities:

        During 2003 the Company recorded non-cash financing expense of $33,305 representing the amortized fair value of warrants to purchase 13,000,000 common shares under various loan agreements.

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

                      PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                    Notes to Consolidated Financial Statements
                                   June 30, 2003
                                    (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS OPERATIONS

GOING CONCERN AND BASIS OF PRESENTATION

        The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $1,165,249, has a working capital deficit of $579,986 and a stockholders' deficit of $270,783 at June 30, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

        In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

        The accompanying unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

BUSINESS OPERATIONS

        The business of Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company") (formerly known as Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Prime Battery Products Limited ("Prime Battery"). Effective November 1, 2002, Pivotal, through a newly incorporated wholly-owned subsidiary named Prime Battery completed the acquisition of certain business assets of DCS Battery Sales Ltd. ("DCS Battery"). Prime Battery distributes value priced batteries and other ancillary products to dollar stores in North America.

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

NOTE 2 -- RECENT DEVELOPMENTS

        COLLECTIBLE CONCEPTS JOINT VENTURE

        On March 1, 2003, the Company entered into a joint venture agreement with Collectible Concepts Group, Inc. to market batteries and related products that include various licensed logos, images and brand names. Under the terms of the agreement the Company will own 50% of the joint venture. The joint venture will operate under the name MightyVolt.

        The parties of the joint venture were successful in obtaining a license to market a battery and flashlight product bearing an Arnold Schwarzenagar Terminator 3 likeness. The Company is currently working with representatives of Collectible Concepts on the business plan and expects to obtain several other licenses later during the year.

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

        PRIME BATTERY PRODUCTS DEVELOPMENTS

        Subsequent to June 30, 2003 management decided to focus their efforts on transitioning the battery business within the Company toward higher volume U.S. private label and sports and entertainment branded programs. The Company plans, with its business partners, to capitalize on various specialty markets through innovative channels to market. In order to shift focus the Company has opted to sublicense the Canadian dollar store market business to Wireless Age Communications, Ltd. an entity under common management control in exchange for a contracted royalty stream paid from Wireless Age to Prime Battery Products. Management is of the opinion that due to Wireless Age's strong financial position and their ability to fund overseas purchase orders, the Company will realize an improved return than continuing to fund a lower level of operations on its own.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        ADVERTISING AND MARKETING COSTS

        The Company expenses the costs of advertising and marketing as incurred. The Company incurred $7,480 in advertising and marketing expenses during the six month period ended June 30, 2003. During the six month period ended June 30, 2002 the Company did not incur any advertising and marketing expenses.

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

        NET LOSS PER SHARE

        For the three month period ended June 30, 2003 and 2002, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

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

        COMPREHENSIVE INCOME

        The only component of Comprehensive Income is net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars.

NOTE 4 -- SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

        The senior subordinated convertible debentures totalling $141,500 at June 30, 2003, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.

NOTE 5 -- NOTES PAYABLE

          Note payable (a)                                $ 510,575
          Non-interest bearing note payable (b)             135,000
          Note payable -- director (c)                       74,211
          Note payable -- affiliate (c)                      74,211
          5 year non-interest bearing note payable (d)       86,000
                                                          ---------
              Total                                       $ 879,997

          Less: current portion                             821,997
                                                          ---------
          Long term portion (d)                           $  58,000
                                                          ---------
                                                          ---------

(a) During the quarter ended March 31, 2003, an individual, who was employed as a senior manager of the Company's wholly owned subsidiary, through an affiliated entity, provided a short term working capital loan to the Company. The initial limit of the loan was $272,520 (C$400,000) and was later increased to $482,365 (C$650,000). The loan was due May 23, 2003 and the Company is obligated to pay interest at 18% per annum. In addition the Company paid commitment fees totaling $11,241 (C$16,500) to arrange this loan. Prime Battery's accounts receivable and inventory have been pledged as security for this loan. The Company is in default under the payment terms of the loan and is in negotiations to repay the debt. The balance of $510,575 includes principal and unpaid interest and late fees.

(b) In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued and has since been paid down to $135,000.

(c) In 2002, a director and an affiliate of the Company each provided $74,211 (CAD$100,000) short term loans to the Company. Under the terms of the agreements the lenders will receive a 5% fee of the amount borrowed, monthly interest of 2% of the balance borrowed (24% on an annual basis), warrants to purchase 1,000,000 common shares at $0.01 per share for each 30 days the loan is outstanding and another 5% of the loan balance if not repaid in 90 days.

(d) In 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note was discounted to $106,000 representing its present value using a 5% discount rate and has been paid down to $86,000). The Company issued this note as part of the acquisition of Prime Wireless that was later disposed of on March 13, 2003.

NOTE 6 -- DISCONTINUED OPERATIONS

        The Company has accounted for the disposition of 4CASH and Prime Wireless in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144. Under FASB No. 144 the net gain or loss from the disposition of these assets is classified as discontinued operations in the Consolidated Statements of Operations.

        Accounting for the discontinued operations for the six month periods ended June 30, 2003 and 2002 is summarized below:

                                                      2003              2002
Loss from 4CASH operations                               -            (4,247)
Income from Prime Wireless operations               15,246               (85)
                                                  --------------------------
Income (loss) from operations of
discontinued operations, net of tax                 15,246            (4,332)
                                                  --------------------------
                                                  --------------------------
4CASH management fee forgiveness                         -             9,736
                                                  --------------------------

Gain on disposal of Prime Wireless                   5,868
                                                  --------------------------
Gain on disposal of subsidiary, net of tax           5,868                 -
                                                  --------------------------

Income from discontinued operations                 21,114             5,404
                                                  --------------------------
                                                  --------------------------


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

        The discontinued operations of 4CASH are summarized as follows:

                                                        2002
                 Revenues                              $   729
                                                       -------
                 Expenses:
                 Direct costs                              295
                 Selling, general and administrative     4,546
                 Depreciation                              135
                                                       -------
                                                         4,976
                 Net loss from discontinued
                   operations                          $(4,247)
                                                       -------
                                                       -------

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

        The discontinued operations of Prime Wireless are summarized as follows:

                                                      2003              2002
Revenues
Commission income                                 $ 26,322           $ 5,503
Sales                                                   16               255
                                              -------------------------------
Total revenues                                      26,338             5,758
Less:
Cost of sales                                           -                104
                                              -------------------------------
Gross profit                                        26,338             5,654
                                              -------------------------------
Operating expenses                                  11,474             5,712
                                              -------------------------------

Operating income                                    14,864               (58)
Depreciation                                           (48)              (27)
Foreign exchange gain                                  430                 -
                                              -------------------------------
Net income from discontinued operations           $ 15,246           $   (85)
                                              -------------------------------
                                              -------------------------------

NOTE 7 -- INVESTMENT

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

        The closing share price of these securities on August 18, 2003, was $1.52.

NOTE 8 -- COMMON STOCK

        During the three month period ended June 30, 2003 the Company received an additional $147,000 for common share private placements. The Company has not yet issued the shares therefore the transaction has been recorded as common stock subscribed.

NOTE 9 -- DUE TO RELATED PARTIES

        Amounts due to/from affiliates, which are included in accounts payable, generally result from transactions with companies under common control and are non-interest bearing with no specific terms for repayment. As at June 30, 2003, $148,525 was due from related parties.

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

        RESULTS OF OPERATIONS

        FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

        The Company recorded a net loss for the three month period ended June 30, 2003 of $313,217 ($0.0005 per share) compared to a net loss of $25,280
($0.001 per share) during the
comparative period in the prior year. The net loss from continuing operations during the three month period ended June 30, 2003 was $313,217 compare to a net loss of $25,195 in the prior year period. The loss from discontinued operations was $85 during the three month period ended June 30, 2002.

        The year over year increase in loss is primarily the result of the Company's battery business not yet achieving breakeven results. The Company has put in place the infrastructure required to build the battery business but gross profits have not yet grown to the point of profitable operations. Management has taken steps in order to move toward profitability such as; 1) diversifying the sales effort to expand into market segments outside the dollar store arena, where gross profits are substantially higher, and 2) expanding the product list to include special opportunity buys.

        Revenues during the three month period ended June 30, 2003 were $430,175 compared to zero in the comparative period in the prior year. Revenues during the first quarter were comprised of battery sales and also special opportunity purchases that the Company sold primarily to the dollar store distribution channel. Revenues were approximately the same level during the second quarter as in the first ($430,175 vs. $433,700). Gross profit during the three month period ended June 30, 2003 were $72,701 (16.9% on a percentage of sales basis). Gross profit as a percentage of sales during the first quarter was approximately 15.1%. The improvement in margin is attributable to a change in the calculation commission paid to A.C. Simmonds & Sons Limited, (the entity the Company acquired the battery business from in 2002) effective for the months of April and May 2003. During the first quarter the Company shared gross profit with A.C. Simmonds & Sons Limited (subject to the Company having a floor of 15%), in April and May the arrangement was changed to A.C. Simmonds & Sons earning a 8, 9 or 10% commission based on gross profit and in June the Company agreed to allow A.C. Simmonds to sell to certain predetermined customers directly with the Company marking goods up by 13.5%.

        Total operating expenses were $347,553 during the quarter ended June 30, 2003 compared to $25,195 in the prior year. The increase is the result of; 1) incremental selling, general and administrative expenses associated with the battery business, and 2) significant interest costs associated with notes payable issued to begin to finance the battery business.

        Selling, general and administrative expenses during the three month period ended June 30, 2003 totaling $313,749 consisted of; 1) wages, benefits and consulting fees of $195,760, 2) $40,000 bad debt expense provision on a note receivable from a third party arising from a previous business strategy the Company is no longer pursuing, 3) sales commissions of $17,678, 4) professional fees of $17,027, 5) corporate fees of $9,259, 6) travel, meals and entertainment expenses of $8,087, 7) telephone costs of $6,436 and 8) various miscellaneous costs totaling $19,502, no single category exceeding $5,000.

        Selling, general and administrative expenses incurred during the quarter ended June 30, 2002 include the following: 1) storage expenses of $6,975, 2) accounting expenses of $6,185, 3) consulting expenses of $5,476 and 4) $3,737 of miscellaneous costs.

        Occupancy costs consisting of rent, utilities and water totaled $14,234 during the three month period ended June 30, 2003 and were zero in the comparative period in the prior year.

        Interest expense during the three month period ended June 30, 2003 was $18,792 compared to $2,882 during the three month period ended June 30, 2002. The increase in interest expense is the result of additional short term notes payable issued in order to finance the battery business.

        Depreciation expense on capital assets totaled $778 during the three month period ended June 30, 2003.

        The Company recorded a foreign exchange loss of $16,124 during the three month period ended June 30, 2003 compared to zero in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company's Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar.

        During the three month period ended June 30, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 6,000,000 shares of the Company's common stock at exercise prices of $0.01 per share. The Company has opted to amortize the non-cash financing expense arising from the valuation of these warrants effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense totaled $22,241 during the current quarter.

DISCONTINUED OPERATIONS

        The Company has classified the disposal of Prime Wireless and 4CASH as discontinued operations in the Consolidated Statement of Operations. Prime Wireless was disposed of on March 13, 2003 and 4CASH was sold on March 5, 2002.

PRIME WIRELESS

        The operating results of Prime Wireless during the three month period ended June 30, 2002 are summarized as follows:

                                                        2002
                 Revenues
                 Commission income                     $ 5,503
                 Sales                                     255
                                                       -------
                 Total revenues                          5,758
                 Less:
                 Cost of sales                            (104)
                                                       -------
                 Gross profit                            5,654
                                                       -------
                 Operating expenses                      5,712
                                                       -------
                 Operating income                          (58)

                 Depreciation                              (27)
                                                       -------
                 Net income from discontinued
                   operations                          $   (85)
                                                       -------
                                                       -------

        The Company sold the Prime Wireless subsidiary effective March 13, 2003 and therefore did not record any results of operations during the three month period ended June 30, 2003.

        Revenues of the Prime Wireless subsidiary were $5,758 during the three month period ended June 30, 2002 consisting of $5,503 in commissions earned on sales of Vertex Standard two way radios in Canada and $255 of Midland two way radios.

        General and administrative expenses of Prime Wireless during the three month period ended June 30, 2002 were $5,712. Selling, general and administrative expenses included salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $27 during the period.

        FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

        The Company recorded a net loss for the six month period ended June 30, 2003 of $474,873 ($0.008 per share) compared to a net loss of $75,053 ($0.002 per share) during the comparative period in the prior year. The net loss from continuing operations during the six month period ended June 30, 2003 was $495,987 compare to a net loss of $80,457 in the prior year period. Income from discontinued operations was $21,114 in the current period and $5,404 in the prior year period.

        The year over year increase in loss is primarily the result of the Company's battery business not yet achieving breakeven results. The Company has put in place the infrastructure required to build the battery business but gross profits have not yet grown to the point of profitable operations. Management has taken steps in order to move toward profitability such as; 1) diversifying the sales effort to expand into market segments outside the dollar store arena, where gross profits are substantially higher, and 2) expanding the product list to include special opportunity buys.

        Revenues during the six month period ended June 30, 2003 were $863,875 compared to zero in the comparative period in the prior year. Revenues during the first half of fiscal 2003 were comprised of battery sales and also special opportunity purchases that the Company sold primarily to the dollar store distribution channel. Gross profit during the six month period ended June 30, 2003 were $138,041 (16.0% on a percentage of sales basis). During the first quarter the Company shared gross profit with A.C. Simmonds & Sons Limited (subject to the Company having a floor of 15%), in April and May the arrangement was changed to A.C. Simmonds & Sons earning a 8, 9 or 10% commission based on gross profit and in June the Company agreed to allow A.C. Simmonds to sell to certain predetermined customers directly with the Company marking goods up by 13.5%.

        Total operating expenses were $565,062 during the six month period ended June 30, 2003 compared to $80,457 in the prior year. The increase is the result of; 1) incremental selling, general and administrative expenses associated with the battery business, and 2) significant interest costs associated with notes payable issued to begin to finance the battery business.

        Selling, general and administrative expenses during the six month period ended June 30, 2003 totaling $487,322 consisted of; 1) wages, benefits and consulting fees of $289,999, 2) $40,000 bad debt expense provision on a note receivable from a third party arising from a previous business strategy the Company is no longer pursuing, 3) professional fees of $36,983, 4) commissions and discounts taken of $25,144, 5) travel, meals and entertainment of $18,348, 6) transfer agent fees of $18,119, 7) auto lease and gas expenses of $9,295, 8) advertising and promotional expenses of $7,480, 9) telephone expenses of $5,263 and 10) various miscellaneous costs totaling $36,691.

        Selling, general and administrative expenses incurred during the six month period ended June 30, 2002 include the following: 1) $40,096 of rent (including a settlement of 541,300 common shares valued at $27,065 for lease obligations to July 31, 2002); 2) $10,685 in accrued audit fees; 3) $10,340 in consulting fees; 4) storage costs of $6,975, 5) transfer agent fees of $3,440; and 6) $3,308 of other miscellaneous expenses.

        Occupancy costs consisting of rent, utilities and water totaled $23,835 during the six month period ended June 30, 2003 compared to zero during the comparative period a year ago. Occupancy costs were incurred during the current period to operate the battery business which did not exist a year ago.

        Interest expense during the six month period ended June 30, 2003 was $53,087 compared to $5,613 during the six month period ended June 30, 2002. The increase in interest expense is the result of additional short term notes payable issued in order to finance the battery business.

        Depreciation expense on capital assets totaled $818 during the six month period ended June 30, 2003 and zero year ago.

        The Company recorded foreign exchange losses of $35,661 during the six month period ended June 30, 2003 compared to zero in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company's Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar.

        During the six month period ended June 30, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 13,000,000 shares of the Company's common stock at exercise prices of $0.01 or $0.02 per share. The Company was opted to amortize the non-cash financing expense arising from the valuation of these warrants effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense totaled $33,305 during the six month period ended June 30, 2003.

DISCONTINUED OPERATIONS

        The Company has classified the disposal of Prime Wireless and 4CASH as discontinued operations in the Consolidated Statement of Operations. Prime Wireless was disposed of on March 13, 2003 and 4CASH was sold on March 5, 2002.

        The results of discontinued operations is summarized below:

                                                      2003              2002
Loss from 4CASH operations                               -            (4,247)
Income (loss) from Prime Wireless operations        15,246               (85)
                                              -------------------------------
Income (loss) from operations of
  discontinued operations, net of tax               15,246            (4,332)
                                              -------------------------------
                                              -------------------------------
4CASH management fee forgiveness                         -             9,736
                                              -------------------------------

Gain on disposal of Prime Wireless                   5,868
                                              -------------------------------
Gain on disposal of subsidiary, net of tax           5,868                 -
                                              -------------------------------
Income from discontinued operations                 21,114             5,404
                                              -------------------------------
                                              -------------------------------

PRIME WIRELESS

        The operating results of Prime Wireless during the six month period ended June 30, 2003 and 2002 are summarized as follows:

                                                      2003              2002
Revenues
Commission income                                  $ 26,322           $ 5,503
Sales                                                    16               255
                                               -------------------------------
Total revenues                                       26,338             5,758
Less:
Cost of sales                                             -              (104)
                                               -------------------------------
Gross profit                                         26,338             5,654
                                               -------------------------------

Operating expenses                                   11,474             5,712
                                               -------------------------------
Operating income                                     14,864               (58)

Depreciation                                            (48)              (27)
Foreign exchange gain                                   430                 -
                                               -------------------------------
Net income from discontinued operations             $15,246            $  (85)
                                               -------------------------------
                                               -------------------------------

        Prime Wireless net income during the first quarter of the current fiscal year prior to disposition was $15,246. Prime Wireless net loss during the six month period ended June 30, 2002 was $85.

        Revenues of the Prime Wireless subsidiary were $26,338 during the six month period ended June 30, 2003 consisting of $26,322 in commissions earned on sales of Vertex Standard two way radios in Canada and $16 of Midland two way radios. Revenues during the six month period ended June 30, 2002 were $5,758 and consisted of $5,503 of commission income and $255 from the direct sale of Midland radios. Cost of sales on Midland radios during the six month period ended June 30, 2002 were $104.

        General and administrative expenses of Prime Wireless during the six month period ended June 30, 2003 were $11,474. Selling, general and administrative expenses included salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $48 during the period. Prime Wireless also recorded a foreign exchange gain of $430 on the translation of certain Canadian dollar denominated assets and liabilities into US dollars.

        General and admisitrative expenses of Prime Wireless during the six month period ended June 30, 2002 were $5,712 and consisted of salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $27 during the period.

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

4CASH

        During the six month period ended June 30, 2002, the Company also operated through wholly-owned Canadian subsidiary called 4CASH ATM Services Canada Inc. On March 5, 2002 the Company sold the 4CASH subsidiary. The 4CASH operations had a net loss of $4,247 during the six month period ended June 30, 2002. The financial operating results of 4CASH during fiscal 2002 is summarized below:

                                                         2002
                 Revenues                               $   729
                                                      ----------
                 Expenses:
                 Direct costs                               295
                 Selling, general and administrative      4,546
                 Depreciation                               135
                                                      ----------
                                                          4,976
                                                      ----------
                 Net loss from discontinued operations  $(4,247)
                                                      ----------
                                                      ----------


        The Company recorded gain on management fee forgiveness of $9,736 during the six month period ended June 30, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG (an entity partially owned by the Company's
CFO), IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of $15,753 (C$25,000). During the six month period ended June 30, 2002 the Company paid IRMG $7,877 (C$12,500) thereby reducing the outstanding obligation by one half. A credit of $34,464 was applied to general & administrative expenses to offset current period expenses. Additionally $9,736 was recorded a gain representing fees accrued in prior periods.

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

        FINANCIAL CONDITION

        Total assets increased from $1,063,321 at March 31, 2003 to $1,165,249 at June 30, 2003. The increase is primarily due to the increased levels of current assets associated with the battery business.

Accounts receivable decreased slightly from $397,717 at March 31, 2003 to $386,164 at June 30, 2003. During the three month period ended June 30, 2003 management made a bad debt reserve of $40,000 on a note receivable from a third party arising from a previous business opportunity the Company opted not to pursue. The Company plans to continue to vigorously pursue repayment but in the interests of conservatism has reserved the amount in the financial statements. Inventory levels increased from $40,185 at March 31, 2003 to $258,466 at June 30, 2003. On March 31, 2003 the Company had made deposits on inventory purchases of $101,500 which were received into inventory during the second quarter. Due from related parties increased from $101,328 at March 31, 2003 to $148,525 at June 30, 2003. The Company occasionally advances and receives amounts from entities under common management. It pays certain costs on behalf of related parties. In addition these related parties also occasionally pay its costs.

        The Company's cash balances decreased from $23,118 at March 31, 2003 to zero at June

30, 2003. The decline is primarily the result of inventory purchases.

        The Company also acquired $10,478 in capital assets during the current quarter.

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

        Total liabilities increased from $1,180,414 at March 31, 2003 to $1,436,032 at June 30, 2003, an increase of $255,618. The increase is attributable to an increase in current liabilities of $261,618 offset by a decrease of $6,000 in long term notes payable.

        The increase in current liabilities is the result of; 1) an increase in accounts payable of $122,077, representing new payables payment terms received in the battery business, 2) an increase of $105,451 in notes payable issued to finance the battery business (and also adverse foreign currency translation of certain Canadian dollar denominated liabilities), 3) an increase in accrued expenses and costs of $26,386, (slightly half of which represents accrued but unpaid interest on the Company's senior subordinated debentures and other short term notes), and 4) an increase of approximately $7,704 in bank overdraft.

        Common stock, common stock subscribed and additional paid in capital, increased from $8,554,979 on March 31, 2003 to $8,724,221 at June 30, 2003.
The increase was due to $147,000 received in common share private placements during the quarter with the share certificates not yet issued and the $22,242 increase to additional paid in capital representing the fair value of 6,000,000 warrants issued under certain loan agreements.

        The accumulated deficit increased by the loss for the three month period ended June 30, 2003 of $313,217. The Company also recorded a foreign exchange translation loss of $9,715 which decreased the accumulated other comprehensive (loss) to $3,205 at June 30, 2003.

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

        LIQUIDITY AND CAPITAL RESOURCES

        For the six month period ended June 30, 2003, cash used in operating activities amounted to $872,056 primarily as a result of operating losses and rising levels of working capital. Cash used in investing activities was $11,547 representing capital assets purchased. Cash provided by financing activities during the six month period ended June 30, 2003 amounted to $844,926 resulting from $492,222 in notes payable issued, $345,000 in equity private placements (for which amounts have been received but share certificates not yet issued and therefore accordingly recorded in common stock subscribed) and an increase of $7,704 in bank overdraft.

        The Company has a working capital deficit, at June 30, 2003 of $579,986. However, the Company has an investment in Wireless Age Communications, Inc. common shares. These securities which have been valued at $116,474 for balance sheet purposes have a market value as reflected by recent share trading values of over $1,000,000. The Company intends to take steps during fiscal 2003 to realize on these securities to raise additional financing required for the battery business.

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

        In addition, the Company did not make certain principal and interest repayments on a note payable in its wholly owned subsidiary when they became due. The Company has reduced the amount of the liability subsequent to June 30, 2003 but remains in default. The Company and the lender continue negotiate repayment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5.  OTHER INFORMATION.

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

    Exhibit 3.1   Certificate of Incorporation as currently in effect.(1)

    Exhibit 3.2   By-Laws as currently in effect.(1)

    Exhibit 4.1   Specimen Certificate for Company Common Stock.(1)

    Exhibit 4.2 U.S. $2,000,000 8% Convertible Debenture due April 15, 2003 issued by HyComp, Inc. to Simmonds Capital Limited.(1)

    Exhibit 4.3 U.S. $500,000 Demand Promissory Note issued by HyComp, Inc. to Simmonds Capital Limited.(1)

    Exhibit 4.4 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 1999 for $.01 per share.(1)

    Exhibit 4.5 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2000 for $.01 per share.(1)

    Exhibit 4.6 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2001 for $.01 per share.(1)

    Exhibit 4.7 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2002 for $.01 per share.(1)

    Exhibit 4.8 Warrants for the purchase of up to 1,000,000 shares of Common Stock of HyComp, Inc. issued by HyComp, Inc. to Simmonds Capital Limited as of October 14, 2003 for $.01 per share.(1)

    Exhibit 4.9 Share Purchase Agreement by and among the Company, the Canadian Former Subsidiary and 1412531 Ontario Inc., an Ontario corporation, dated as of June 26, 2000.(2)

    Exhibit 4.10 Promissory Note given by the purchaser to the Company in the principal amount of $718,850.00.(2)

    Exhibit 4.11 Guarantee of Paul Dutton, Max Hahne and the Canadian Former Subsidiary dated as of June 26, 2000.(2)

    Exhibit 4.12 General Security Agreement issued by the Canadian Former Subsidiary dated as of June 26, 2000.(2)

    Exhibit 10.1 Stock Purchase Agreement, dated as of October 14, 1999, by and between Simmonds Capital Limited and HyComp, Inc.(1)

    Exhibit 10.2 Management Services Agreement dated as of October 14, 1999, by and between Simmonds Capital Limited and HyComp, Inc.(1)

    Exhibit 10.3 Stock Purchase Agreement, dated as of October 13, 1999, by and among MicroTel International, Inc., XIT Corporation (formerly known as XCEL Corporation), a wholly owned subsidiary of MicroTel International, Inc. as Seller, each of the persons listed in Schedule I thereto as Buyers and John G. Simmonds, as representative of the Buyers.(1)

    Exhibit 10.4 Assignment, Assumption and Indemnification Agreement dated as of October 13, 1999, by and between MicroTel
                  International, Inc., XIT Corporation and HyComp, Inc.(1)

    Exhibit 10.5 Asset Purchase Agreement dated June 15, 2001 by and between Wireless Ventures Inc. and IRMG Inc.(3)

    Exhibit 10.6 ATM Services Agreement dated June 12, 2001 by and between 4Cash a division of IRMG Inc. and Trackpower, Inc.(3)

    Exhibit 10.7 Share Purchase Agreement, dated March 5, 2002, by and between Pivotal Self-Service Technologies Inc. and IRMG Inc.(6)

    Exhibit 22.1 Proxy Statement, dated February 7, 2000, in respect of the Special Meeting of Stockholders.(1)

    Exhibit 22.2 Proxy Statement, dated September 13, 2000, in respect of a Special Meeting of Stockholders.(4)

    Exhibit 22.3 Proxy Statement, dated August 27, 2001, in respect of the Annual Meeting of Stockholders.(5)

    Exhibit 99    Certification pursuant to Sarbanes-Oxley Act of 2002.*

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


DATE:  AUGUST 19, 2003                BY:        /s/ John G. Simmonds
                                                 ----------------------
                                                 John G. Simmonds
                                                 Chairman/CEO/Director

DATE:   AUGUST 19, 2003                BY:       /s/ Gary N. Hokkanen
                                                 ----------------------
                                                 Gary N. Hokkanen
                                                 CFO


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


Date:  August 19, 2003                By:        /s/ John G. Simmonds
                                                 -----------------------
                                                 John G. Simmonds
                                                 Principal Executive Officer

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


Date:  August 19, 2003                By:        /s/ Gary N. Hokkanen
                                                 -----------------------

                                                 Gary N. Hokkanen
                                                 Principal Financial Officer