Form 10QSB
period 2003-09-30
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2003-11-14
CIK 49397

    As filed with the Securities and Exchange Commission on November 14, 2003


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

                For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the transition period from ______________ to ________________

                        Commission file number 001-15627

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        DELAWARE                                         042451506
(State or Other Jurisdiction of Incorporation) (I.R.S. Employer Identification No.)

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

                       YES                          NO X
                           --                          -

The number of shares of common stock outstanding as of September 30, 2003:
76,102,827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.





                                      INDEX



    PART I          FINANCIAL INFORMATION
    Item 1.         Financial Statements (unaudited)
                           Consolidated Balance Sheet.......................................................   3
                           Consolidated Statements of Operations and Comprehensive Income (Loss)............   4
                           Consolidated Statements of Cash Flows............................................   5
                           Notes to Consolidated Financial Statements.......................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  14

    Item 3.         Controls and Procedures.................................................................  23





    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  25

    Item 2.         Change in Securities and Use of Proceeds................................................  25

    Item 3.         Defaults Upon Senior Securities.........................................................  25

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  25

    Item 5.         Other Information.......................................................................  25

    Item 6.         Exhibits and Reports on Form 8-K........................................................  26
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures and certifications...........................................................................  28



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



ASSETS

Current Assets:
   Securities available for sale (note 7)                                                              $ 1,687,500
   Accounts receivable, net (note 10)                                                                      246,436
   Due from related parties (note 9)                                                                       142,847
   Other current assets                                                                                      2,714
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                     2,079,497
--------------------------------------------------------------------------------------------------------------------

   Equipment, net of accumulated depreciation of $1,851                                                     11,922
   Intangible asset                                                                                        240,000
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                           $ 2,331,419
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                                                                      $    20,007
   Accounts payable                                                                                        193,467
   Accrued expenses - interest                                                                             119,784
   Accrued expenses - professional fees                                                                     11,477
   Accrued expenses - directors' fees                                                                       18,300
   Accrued expenses - other                                                                                 20,393
   Notes payable (note 5)                                                                                  547,289
   Senior subordinated convertible debentures (note 4)                                                     121,500
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                1,052,217

   Notes payable (note 5)                                                                                   52,000
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        1,104,217

Stockholders' equity
   Common stock, $.001 par value, 150,000,000 shares authorized,
   76,102,827 shares, issued and outstanding at September 30, 2003.                                         76,103
   Preferred stock, $100 par value, 8%, non-voting, convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                         -
   Additional paid-in capital                                                                            8,711,904
   Common stock subscribed                                                                                  80,200
   Accumulated deficit                                                                                  (9,207,002)
   Accumulated other comprehensive income                                                                1,565,997
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                               1,227,202
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $ 2,331,419
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                     2003         2002          2003            2002
                                                                     ----         -----         ----            ----

 Revenues                                                       $ 285,449         $    -     $ 1,149,324         $    -
     Less: cost of sales                                          250,980              -         976,814              -
 -----------------------------------------------------------------------------------------------------------------------
 Gross profit                                                      34,469              -         172,510              -

 Operating expenses:
     Selling, general and administrative expenses                  87,109         16,168         574,431         91,012
     Occupancy                                                      7,036              -          30,871              -
     Interest                                                      50,685          2,854         103,772          8,467
     Depreciation                                                   1,033         14,559           1,851         14,559
 -----------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                         145,863         33,581         710,925        114,038

 Other expense                                                                         -                              -
     Foreign exchange loss                                         10,367              -          46,028              -
     Non-cash financing expense                                    93,442              -         126,747              -
 -----------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                   249,672         33,581         883,700        114,038
 -----------------------------------------------------------------------------------------------------------------------

 Net (loss) before discontinued operations                       (215,203)       (33,581)       (711,190)      (114,038)

 Discontinued operations:
     Profit (loss) from operations of discontinued operations,          -          3,619          15,246           (713)
     net of tax
     Gain from management fee forgiveness                               -         44,301               -         54,037
     Gain on disposal of subsidiary, net of tax                         -              -           5,868              -
 -----------------------------------------------------------------------------------------------------------------------
 Income from discontinued operations                                    -         47,920          21,114         53,324

 -----------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                              $(215,203)       $14,339       $(690,076)      $(60,714)
 =======================================================================================================================


 Basic and diluted earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding          66,071,532     45,458,606      73,439,050     44,759,634
       Basic earnings (loss) per share                            $(0.003)       $0.0003        $(0.0094)      $(0.0013)
       Loss from continuing operations                            $(0.003)      $(0.0008)       $(0.0097)      $(0.0025)
       Gain (loss) from discontinued operations                         -        $0.0011         $0.0003        $0.0012



                                                                          Comprehensive
                                                                          Income (Loss)


 Net income (loss)                                              $(215,203)       $14,339       $(690,076)      $(60,714)
 Other comprehensive income (loss):
 Unrealized holding gain (loss) on marketable securities        1,571,026         (4,800)      1,571,026        (12,800)
 Foreign exchange translation (loss)                               (1,824)             -          (5,029)             -
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                   $1,353,999         $9,539        $875,921       $(73,514)
 -----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Nine Months Ended
                                                                                                    September 30,

                                                                                                    2003         2002
   -------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN OPERATIONS
       Net loss                                                                                $(690,076)    $(60,714)
       Adjustments to reconcile net loss
         to net cash (used in) operating activities:
            Depreciation and amortization                                                          1,851       14,671
            Common stock issued in rent settlement                                                     -       27,065
            Foreign exchange loss                                                                 46,028            -
            Non-cash financing expense                                                           126,747            -
            Gain on forgiveness of debt                                                                -      (54,037)
            Provision for bad debt                                                                40,000            -
   Changes in operating accounts, net of acquisition and disposition:
            Accounts receivable                                                                 (124,307)       2,730
            Inventory                                                                                  -          149
            Due from related parties                                                            (170,203)           -
            Other current assets                                                                  (2,714)       5,879
            Accounts payable and accrued expenses                                                146,249       24,836
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                                      (626,425)     (39,421)
   -------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                                                (13,773)           -
         Acquisition of subsidiary                                                                     -      (40,000)
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                       (13,773)     (40,000)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                                      370,000       20,000
         Proceeds from common stock subscribed                                                         -       70,000
         Proceeds from loans and advances                                                        211,514            -
         Increase (decrease) in bank overdraft                                                    20,007      (10,759)
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                                    601,521       79,421
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                                   (38,677)           0
   -------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                     38,677            0
   -------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                            $   0        $   0
   -------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------

Non cash financing activities:

         During 2003 the Company recorded non-cash financing expense of $89,964 representing the amortized fair value of warrants to purchase 13,000,000 common shares under various loan agreements.

         During 2003 the Company issued 1,021,721 common shares for conversion of debentures having a face value of $20,000 and accrued interest of $5,543. The Company recorded non-cash financing expense of $36,783 as a result of additional shares issued in this conversion due to reducing the conversion price from $.25 per share to $0.025 per share.

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

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

NOTE 1 - RECENT DEVELOPMENTS

         COLLECTIBLE CONCEPTS GROUP MARKETING ALLIANCE

         On March 1, 2003, the Company entered into a joint venture agreement with Collectible Concepts Group, Inc. (Collectible Concepts) to market batteries and related products that include various licensed logos, images and brand names. Under the terms of the agreement the Company will own 50% of the joint venture. The joint venture was planed to operate under the name MightyVolt.

         On November 10, 2003, the Company announced it had modified the joint venture with Collectible Concepts, whereby the business opportunity would be operated principally by a new wholly owned division of the Company to be known as Pivotec. Under the amended agreement Collectible Concepts will assist Pivotec in obtaining certain licenses in exchange for a royalty of 1% of net sales. All licenses will be the property of Pivotec rather than part of the previously proposed joint venture. Collectible Concepts will receive 500,000 shares of the Company's common stock for all intellectual property rights associated with the joint venture thus far, including the trade-name MightyVolt. The Company also agreed to assist Collectible Concepts in paying the remainder of Terminator 3 license (a license obtained for the proposed previous joint venture) payments that Collectible Concepts was unable to settle.

         Management believes that the amended agreement is on substantially better terms than the previous joint venture. The Company believes that licensing opportunities are key to the future prospects of the Company's battery business. The Company is currently working on a license similar to the Terminator 3 license and believes that with improved marketing the new products will be far more successful.

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


         PRIME BATTERY PRODUCTS DEVELOPMENTS

         During the three month period ended September 30, 2003 management decided to focus their efforts on transitioning the battery business within the Company toward higher volume U.S. private label and sports and entertainment branded programs. The Company plans, with its business partners, to capitalize on various specialty markets through innovative channels to market. In order to shift focus the Company has opted to sublicense the Canadian dollar store market business to Wireless Age Communications, Ltd. an entity under common management control in exchange for a contracted royalty stream paid from Wireless Age to Prime Battery Products. Management is of the opinion that due to Wireless Age's strong financial position and their ability to fund overseas purchase orders, the Company will realize an improved return than continuing to fund a lower level of operations on its own.

         The primary focus of the Company will be licensed products and gaining an initial product position in the United States.

         NEW PRESIDENT

         On October 20, 2003, the Company announced that Mr. Jim Whitby had been appointed President of the Company. Mr. Whitby brings several years experience in executive sales and marketing positions. Mr. Whitby resides in the Philadelphia, PA area and is located close to the markets and business relationships the Company wishes to focus on.

NOTE 2 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

GOING CONCERN AND BASIS OF PRESENTATION

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets on accumulated deficit of $9,207,002 at September 30, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

         In order to ensure the success of the new business, the Company is dependent upon the ability to realize substantial value from its investment in available for sale securities.

         The accompanying unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

BUSINESS OPERATIONS

         The business of Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company")(formerly known as Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Prime Battery Products Limited ("Prime Battery"). On December 31, 2002, Pivotal, through a newly incorporated wholly-owned subsidiary named Prime Battery completed the acquisition of certain business assets of DCS Battery Sales Ltd. ("DCS Battery"). Prime Battery distributes value priced batteries and other ancillary products to dollar stores in North America.

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

         The Company also recognizes royalty income from purchases made from a key supplier of the Company by a sub-licensee. Royalty income is recorded at the point in time the sub-licensee receives the inventory.

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

         INVESTMENT

         The Company's investment is classified as available for sale securities. The securities are valued according to the closing quote on the over-the-counter-bulletin-board market. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders' equity until realized.

         ADVERTISING AND MARKETING COSTS

         The Company expenses the costs of advertising and marketing as incurred. The Company incurred $7,507 in advertising and marketing expenses during the nine month period ended September 30, 2003. During the nine month period ended September 30, 2002 the Company did not incur any advertising and marketing expenses.

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

         NET LOSS PER SHARE

         For the three month period ended September 30, 2003 and 2002, basic earnings (loss) per share has been computed using the net income (loss) for the year divided by the weighted average number of shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

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

         COMPREHENSIVE INCOME

         Comprehensive Income includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company's available for sale securities.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement improves and clarifies financial reporting for derivative instruments and hedging activities under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities".

         In May 2003, the FASB issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement requires a number of defined financial instruments to be classified as liabilities instead of equity.

         Management does not expect that the adoption of SFAS 149 and 150 will have a material effect on the Company's operations or financial position.


NOTE 4 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

         The senior subordinated convertible debentures totalling $121,500 at September 30, 2003, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.

         During the three month period ended September 30, 2003 the Company allowed the conversion of debentures, with the consent of the Board of Directors, having a face value of $20,000 plus accrued and unpaid interest of $5,543 were converted into 1,021,721 shares of the Company's common stock. The rate of conversion was reduced from $0.25 per share to $0.025 per share in order to induce the debenture holder to convert, thereby improving the financial position of the Company.

NOTE 5 - NOTES PAYABLE


                   Note payable (a)                                       $     262,629

                   Non-interest bearing note payable (b)                        102,500

                   Note payable - director (c)                                   74,080

                   Note payable - affiliate (c)                                  74,080

                   5 year non-interest bearing note payable (d)                  86,000
                                                                          -------------

                          Total                                           $     599,289

                   Less: current portion                                        547,289
                                                                          -------------
                   Long term portion (d)                                  $      52,000
                                                                          =============

(a) During the quarter ended March 31, 2003, an individual, who was employed as a senior manager of the Company's wholly owned subsidiary, through an affiliated entity, provided a short term working capital loan to the Company. The initial limit of the loan was $272,520 (C$400,000) and was later increased to $482,365 (C$650,000). The loan was due May 23, 2003 and the Company is obligated to pay interest at 18% per annum. In addition the Company paid commitment fees totaling $11,241 (C$16,500) to arrange this loan. Prime Battery's accounts receivable and inventory have been pledged as security for this loan. The Company negotiated a settlement on June 19, 2003 whereby the Company would repay $495,180 (C$675,000) by July 31, 2003. The Company was unable to fully repay the loan but has reduced the outstanding balance to $262,629 (C$358,000) on September 30, 2003. The Company has incurred penalties and interest totaling $43,479 (C$62,148) during the three month period ended September 30, 2003 for failing to meet the repayment date.

(b) In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued and has since been paid down to $102,500.

(c) In 2002, a director and an affiliate of the Company each provided $74,080 (CAD$100,000) short term loans to the Company. Under the terms of the agreements the lenders will receive a 5% fee of the amount borrowed, monthly interest of 2% of the balance borrowed (24% on an annual basis), warrants to purchase 1,000,000 common shares at $0.01 per share for each 30 days the loan is outstanding and another 5% of the loan balance if not repaid in 90 days.

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

         Accounting for the discontinued operations for the nine month periods ended September 30, 2003 and 2002 is summarized below:

                                                                         2003             2002

                 Loss from 4CASH operations                                    -           (4,247)
                 Income from Prime Wireless operations                    15,246            3,534
                                                                    ---------------- ---------------
                 Income (loss) from operations of
                 discontinued operations, net of tax                      15,246             (713)
                                                                    ---------------- ---------------

                                                                    ---------------- ---------------
                 4CASH management fee forgiveness                              -           54,037
                                                                    ---------------- ---------------

                 Gain on disposal of Prime Wireless                        5,868
                                                                    ---------------- ---------------
                 Gain on disposal of subsidiary, net of tax                5,868                -
                                                                    ---------------- ---------------

                 Income from discontinued operations                      21,114           53,324
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
                                                                    ================


         The Company recorded management fee forgiveness of $54,037 during the nine month period ended September 30, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of $15,753. During the quarter ended March 31, 2002, the Company paid IRMG $7,877 thereby reducing the outstanding obligation by one half. A credit of $34,560 was applied to general & administrative expenses to offset expenses incurred during the three month period ended March 31, 2002. IRMG received $7,876 on September 30, 2002 as full and complete settlement of the remaining liability. Additionally $54,037 was recorded as an extraordinary item representing fees accrued in prior periods.

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

         The discontinued operations of Prime Wireless are summarized as follows:

                                                                            2003                      2002

                 Revenues
                 Commission income                                               $ 26,322                  $ 29,182
                 Sales                                                                 16                       255
                                                                  ------------------------- --------------------------
                 Total revenues                                                    26,338                    29,437
                 Less:
                 Cost of sales                                                          -                       104
                                                                  ------------------------- --------------------------
                 Gross profit                                                      26,338                    29,333
                                                                  ------------------------- --------------------------

                 Operating expenses                                                11,474                    25,692
                                                                  ------------------------- --------------------------
                 Operating income                                                  14,864                     3,641

                 Depreciation                                                          48                       107
                 Foreign exchange gain                                               (430)                        -
                                                                  ========================= ==========================
                 Net income from discontinued operations                         $ 15,246                  $  3,534
                                                                  ========================= ==========================


NOTE 7 - SECURITIES AVAILABLE FOR SALE

         As described in Note 6, the Company disposed of the Prime Wireless subsidiary and received, net 750,000, common shares of a publicly traded entity called Wireless Age Communications, Inc. (OTCBB:WLSA). The securities held by the Company represent a 3.7% ownership position in Wireless Age.

         During the three month period ended September 30, 2003 the Company changed the classification of these securities from held to maturity to available for sale. The Company plans to dispose of these securities over the next twelve months in order to finance the growth of the battery business. These securities are currently restricted however the Company believes it will have the ability to dispose of all of the shares under regulatory rules within twelve months.

         Unrealized holding gains and losses are shown separately as a component of shareholders' equity. The closing share price of these securities on September 30, 2003, was $2.25. Accordingly the securities have been valued within current assets at $1,687,500. During the three month period ended September 30, 2003 the Company recorded an unrealized holding gain of $1,571,026.

NOTE 8 - COMMON STOCK


         During the three month period ended September 30, 2003 the Company issued 10,717,500 common shares under private placements at $0.02 per share.

NOTE 9 - DUE FROM/TO RELATED PARTIES

         Amounts due to/from affiliates, generally result from transactions with companies under common control and are non-interest bearing with no specific terms for repayment. As at September 30, 2003, $142,847 was due from related parties.

NOTE 10 - ACCOUNTS RECEIVABLE

         As at September 30, 2003 $195,425 of the accounts receivable balance was from a division of Wireless Age Communications, Inc. which is a related party. Wireless Age Communications is a sub-licensee of the Company for certain products in certain markets.

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

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002

         The Company recorded a net loss for the three month period ended September 30, 2003 of $215,203 ($0.003 per share) compared to net income of $14,339 ($0.0003 per share) during the comparative period in the prior year. The net loss from continuing operations during the three month period ended September 30, 2003 was $215,203 compared to a net loss of $33,581 in the prior year period. Earnings from discontinued operations was $47,920 during the three month period ended September 30, 2002.

         The year over year increase in loss is primarily the result of the Company's battery business not yet achieving breakeven results. Management has taken steps in order to move toward profitability such as; 1) sublicensed the distribution of Canadian sales to a related entity thereby significantly reducing fixed costs, 2) developed a marketing strategy for distributing batteries in the United States through regional sales rep groups, and 3) renegotiated a joint venture with a third party to distribute licensed battery products.

         Revenues during the three month period ended September 30, 2003 were $285,449 compared to zero in the comparative period in the prior year. Revenues during the third quarter represented the sale of the Company's existing inventory to a division of Wireless Age Communications, Inc. and royalties received under the Canadian sublicense agreement. Sales revenues during the three month period ended September 30, 2003 were $266,196 and royalty revenue was $19,253.

         Gross profit during the three month period ended September 30, 2003 was $34,469 (12.1% on a percentage of sales basis). Gross profit as a percentage of sales during the second quarter was approximately 16.9%. The decline in margin is attributable to three factors; 1) all existing inventory was sold to a division of Wireless Age Communications, Inc., a related party during the quarter at a reduced margin, 2) the Company received royalties of $19,253 with out any cost of sale, and 3) the Company recorded several returns and discounts during the third quarter on sales of the second quarter and were then resold to a related party at reduced margins.

         Total operating expenses were $145,863 during the quarter ended September 30, 2003 compared to $33,581 in the prior year. The increase is primarily the result of substantial interest and penalties associated with a loan provided to the Company's battery business which is in default and comparatively higher corporate wage and consulting costs.

         Selling, general and administrative expenses during the three month period ended September 30, 2003 totaling $87,109 consisted of; 1) wages, benefits and consulting fees of $60,210 (which includes $30,000 in executive management fees paid to a related party for the period June 1 to September 30,
2003), 2) professional fees including transfer agent fees of $15,692, 3) automobile lease and gas expenses of $5,407, 4) travel, meals and entertainment costs of $1,578, 5) telephone costs of $1,057 and 6) various miscellaneous costs totaling $3,165.

         Selling, general and administrative expenses during the three month period ended September 30, 2002 consisted of; wages and consulting costs of $8,710, accounting expenses of $5,000, storage expenses of $1,910 and $548 of miscellaneous costs.

         Occupancy costs consisting of rent, utilities and water totaled $7,036 during the three month period ended September 30, 2003 and were zero in the comparative period in the prior year.

         Interest expense during the three month period ended September 30, 2003 was $50,685 compared to $2,854 during the three month period ended September 30, 2002. The increase in interest expense is the result of additional short term notes payable issued in order to finance the battery business. The Company incurred penalties and interest totaling $43,479 as a result of its inability to repay a short term note payable during the current quarter.

         Depreciation expense on capital assets totaled $1,033 during the three month period ended September 30, 2003. During the three month period ended September 30, 2002 the Company recorded amortization of $14,559 on certain intangible assets acquired in the Prime Wireless acquisition.

         The Company recorded a foreign exchange loss of $10,367 during the three month period ended September 30, 2003 compared to zero in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company's Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar.

         Non-cash financing expense totaled $93,442 during the current quarter. During the six month period ended June 30, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 13,000,000 shares of the Company's common stock at exercise prices of $0.01 per share. The Company has opted to amortize the non-cash financing expense arising from the valuation of these warrants effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense associated with warrants issued totaled $56,659. The Company also recorded non-cash finance expense of $36,783 arising from additional shares issued in a debenture conversion to common stock. Debentures having a face value of $20,000 plus accrued and unpaid interest of $5,543 were converted into 1,021,721 common shares. The original terms of the debenture provided for conversion at $.25 per share however, debenture holders were allowed, with the consent of the Board of Directors, to convert at $0.025 per share. This conversion resulted in 919,549 additional shares being issued which the company has valued at $36,783 and charged this amount to non-cash financing expense.

         During the three month period ended September 30, 2003 the Company recorded a foreign exchange loss of $1,824 arising from the translation of the Canadian dollar denominated subsidiary financial statement to US dollars and a $1,571,026 unrealized holding gain on its available for sale securities. The Company changed the classification of its marketable securities from held to maturity to available for sale. Accumulated unrealized holding gains or losses are disclosed as a separate component of shareholders' equity.

DISCONTINUED OPERATIONS

         The Company has classified the disposal of Prime Wireless and 4CASH as discontinued operations in the Consolidated Statement of Operations. Prime Wireless was disposed of on March 13, 2003 and 4CASH was sold on March 5, 2002.

PRIME WIRELESS

         The operating results of Prime Wireless during the three month period ended September 30, 2002 are summarized as follows:

                                                                                2002

                 Revenues
                 Commission income                                                    $ 23,679
                                                                       ------------------------

                 Operating expenses                                                     19,980
                                                                       ------------------------
                 Operating income                                                        3,699

                 Depreciation                                                               80
                                                                        ------------------------
                 Net income from discontinued operations                                $3,619
                                                                       ========================


         The Company sold the Prime Wireless subsidiary effective March 13, 2003 and therefore did not record any results of operations during the three month period ended September 30, 2003.

         Revenues of the Prime Wireless subsidiary were $23,679 during the three month period ended September 30, 2002 consisting of commissions earned on sales of Vertex Standard two way radios in Canada.

         General and administrative expenses of Prime Wireless during the three month period ended September 30, 2002 were $19,980. Selling, general and administrative expenses included salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $80 during the period.

         The Company recorded a gain from management fee forgiveness of $44,301 during the quarter ended September 30, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of $15,753. During the current quarter the Company paid IRMG $7,876 and IRMG forgave the remaining balance of $44,301. $7,877 was paid to IRMG during the quarter ended March 31, 2002 also.

         FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002

         The Company recorded a net loss for the nine month period ended September 30, 2003 of $690,076 ($0.0094 per share) compared to a net loss of $60,714 ($0.0013 per share) during the comparative period in the prior year. The net loss from continuing operations during the nine month period ended September 30, 2003 was $711,190 compare to a net loss of $114,038 in the prior year period. Income from discontinued operations was $21,114 in the current period and $53,324 in the prior year period.

         The year over year increase in loss is primarily the result of the Company's battery business not yet achieving breakeven results. Management has taken steps in order to move toward profitability such as; 1) sublicensed the distribution of Canadian sales to a related entity thereby significantly reducing fixed costs, 2) developed a marketing strategy for distributing batteries in the United States through regional sales rep groups, and 3) renegotiated a joint venture with a third party to distribute licensed battery products.

         Revenues during the nine month period ended September 30, 2003 were $1,149,324 compared to zero in the comparative period in the prior year. Revenues during the first three quarters of fiscal 2003 were comprised of battery sales and also special opportunity purchases that the Company sold primarily to the dollar store distribution channel. In addition the Company recorded royalty revenues earned by sublicensees. Gross profit during the nine month period ended September 30, 2003 were $172,510 (15.0% on a percentage of sales basis).

         Total operating expenses were $710,925 during the nine month period ended September 30, 2003 compared to $114,038 in the prior year. The increase is the result of; 1) incremental selling, general and administrative expenses associated with the battery business, and 2) significant interest costs associated with notes payable issued to begin to finance the battery business.

         Selling, general and administrative expenses during the nine month period ended September 30, 2003 totaling $574,431 consisted of; 1) wages, benefits and consulting fees of $348,428 (which includes $30,000 in executive management fees paid to a related party for the period June 1 to September 30,
2003) , 2) professional fees, including transfer agent fees of $70,822, 3) $50,494 bad debt expense, 4) commissions and discounts taken of $26,733, 5) travel, meals and entertainment of $19,943, 6) auto lease and gas expenses of $18,767, 7) telephone expenses of $8,028, 8) advertising and promotional expenses of $7,507, 9) repairs and maintenance costs of $4,964, and 10) various miscellaneous costs totaling $18,745.

         Selling, general and administrative expenses incurred during the nine month period ended September 30, 2002 consisted of; rent of $40,097 incurred on an office lease connected with 4CASH the former subsidiary, wages and consulting expenses of $19,049, accounting expenses of $15,685, storage costs of $8,885, transfer agent fees of $4,337 and $2,959 of miscellaneous costs.

         Occupancy costs consisting of rent, utilities and water totaled $30,871 during the nine month period ended September 30, 2003 compared to zero during the comparative period a year ago. Occupancy costs were incurred during the current period to operate the battery business which did not exist a year ago.

         Interest expense during the nine month period ended September 30, 2003 was $103,772 compared to $8,467 during the nine month period ended September 30, 2002. The increase in interest expense is the result of additional short term notes payable issued in order to finance the battery business. The Company incurred penalties and interest totaling $43,479 as a result of its inability to repay a short term note payable during the current period.

         Depreciation expense on capital assets totaled $1,851 during the nine month period ended September 30, 2003. During the nine month period ended September 30, 2002 the Company recorded amortization of $14,559 on certain intangible assets acquired in the Prime Wireless acquisition.

         The Company recorded foreign exchange losses of $46,028 during the nine month period ended September 30, 2003 compared to zero in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company's Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar.

         Non-cash financing expense totaled $126,747 during the nine month period ended September 30, 2003.During the nine month period ended September 30, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 13,000,000 shares of the Company's common stock at exercise prices of $0.01 or $0.02 per share. The Company has opted to amortize the non-cash financing expense arising from the valuation of these warrants effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense associated with warrants issued totaled $89,964. The Company also recorded non-cash finance expense of $36,783 arising from additional shares issued in a debenture conversion to common stock. Debentures having a face value of $20,000 plus accrued and unpaid interest of $5,543 were converted into 1,021,721 common shares. The original terms of the debenture provided for conversion at $.25 per share however, debenture holders were allowed, with the consent of the Board of Directors, to convert at $0.025 per share. This conversion resulted in 919,549 additional shares being issued which the company has valued at $36,783 and charged this amount to non-cash financing expense.

         During the nine month period ended September 30, 2003 the Company recorded a foreign exchange loss of $5,029 arising from the translation of the Canadian dollar denominated subsidiary financial statement to US dollars and a $1,571,026 unrealized holding gain on its available for sale securities. The Company changed the classification of its marketable securities from held to maturity to available for sale. Accumulated unrealized holding gains or losses are disclosed as a separate component of shareholders' equity.

DISCONTINUED OPERATIONS

         The Company has classified the disposal of Prime Wireless and 4CASH as discontinued operations in the Consolidated Statement of Operations. Prime Wireless was disposed of on March 13, 2003 and 4CASH was sold on March 5, 2002.

         The results of discontinued operations is summarized below:

                                                                         2003             2002

                 Loss from 4CASH operations                                    -           (4,247)
                 Income (loss) from Prime Wireless operations             15,246            3,534
                                                                    ---------------- ---------------
                 Income (loss) from operations of
                 discontinued operations, net of tax                      15,246             (713)
                                                                    ---------------- ---------------

                                                                    ---------------- ---------------
                 4CASH management fee forgiveness                              -           54,037
                                                                    ---------------- ---------------

                 Gain on disposal of Prime Wireless                        5,868
                                                                    ---------------- ---------------
                 Gain on disposal of subsidiary, net of tax                5,868                -
                                                                    ---------------- ---------------

                 Income from discontinued operations                      21,114           53,324
                                                                    ================ ===============


PRIME WIRELESS

         The operating results of Prime Wireless during the nine month period ended September 30, 2003 and 2002 are summarized as follows:

                                                                                2003                     2002

                 Revenues
                 Commission income                                                    $ 26,322                 $ 29,182
                 Sales                                                                      16                      255
                                                                       ------------------------ ------------------------
                 Total revenues                                                         26,338                   29,437
                 Less:
                 Cost of sales                                                               -                      104
                                                                       ------------------------ ------------------------
                 Gross profit                                                           26,338                   29,333
                                                                       ------------------------ ------------------------

                 Operating expenses                                                     11,474                   25,692
                                                                       ------------------------ ------------------------
                 Operating income                                                       14,864                    3,641

                 Depreciation                                                               48                      107
                 Foreign exchange gain                                                    (430)                       -
                                                                       ------------------------ ------------------------
                 Net income from discontinued operations                               $15,246                   $3,534
                                                                       ======================== ========================

         Prime Wireless net income during the first quarter of the current fiscal year prior to disposition was $15,246. Prime Wireless net income during the nine month period ended September 30, 2002 was $3,534.

         Revenues of the Prime Wireless subsidiary were $26,338 during the nine month period ended September 30, 2003 consisting of $26,322 in commissions earned on sales of Vertex Standard two way radios in Canada and $16 of Midland two way radios. Revenues during the nine month period ended September 30, 2002 were $29,437 and consisted of $29,182 of commission income and $255 from the direct sale of Midland radios. Cost of sales on Midland radios during the nine month period ended September 30, 2002 were $104.

         General and administrative expenses of Prime Wireless during the nine month period ended September 30, 2003 were $11,474. Selling, general and administrative expenses included salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $48 during the period. Prime Wireless also recorded a foreign exchange gain of $430 on the translation of certain Canadian dollar denominated assets and liabilities into US dollars.

         General and administrative expenses of Prime Wireless during the nine month period ended September 30, 2002 were $25,692 and consisted of salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $107 during the period.

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

4CASH

         During the nine month period ended September 30, 2002, the Company also operated through wholly-owned Canadian subsidiary called 4CASH ATM Services Canada Inc. On March 5, 2002 the Company sold the 4CASH subsidiary. The 4CASH operations had a net loss of $4,247 during the nine month period ended
September 30, 2002. The financial operating results of 4CASH during fiscal
2002 is summarized below:

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
                                                                    ================


         The Company recorded gain from management fee forgiveness of $54,037 during the nine month period ended September 30, 2002. Under the terms of the sale of the 4CASH subsidiary to IRMG, IRMG granted the Company an option to satisfy, for full and complete settlement, the outstanding fees under the management services agreement, totaling approximately $104,350, owed to IRMG for a cash payment of $15,753. During the first quarter of the current fiscal the Company paid IRMG $7,877 thereby reducing the outstanding obligation by one half. A credit of $34,560 was applied to general & administrative expenses to offset current period expenses. On September 30, 2002 the Company paid IRMG another $7,876 and IRMG forgave the remaining balance of $54,307.


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

Investment

The Company's investment is classified as available for sale securities. The securities are valued according to the closing quote on the over-the-counter-bulletin-board market. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders' equity until realized.

Revenue Recognition

Revenue from product sale is recognized when the rights of ownership of the product are transferred to the purchaser on shipment or delivery and collection is reasonably assured.

The Company also recognizes royalty income from purchases made from a key supplier of the Company by a sub-licensee. Royalty income is recorded at the point in time the sub-licensee receives the inventory.

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

Intangible Assets

Long-lived assets, including intangible assets such as customer lists and non-contractual customer relationships, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

         FINANCIAL CONDITION

         Total assets increased from $1,165,249 at June 30, 2003 to $2,331,419 at September 30, 2003. The increase is primarily due to a change in the classification of the Company's investment in Wireless Age common shares from long term held to maturity to available for sale securities disclosed as a current asset.

         Accounts receivable decreased from $386,164 at June 30, 2003 to $246,436 at September 30, 2003. The Company reduced inventory levels from $258,466 at June 30, 2003 to zero at September 30, 2003. All of the Company's inventory was sold to a related party that undertook to sublicense the distribution of the Canadian battery business in exchange for a royalty. Due from related parties decreased from $148,525 at June 30, 2003 to $142,847 at September 30, 2003. The Company occasionally advances and receives amounts from entities under common management. It pays certain costs on behalf of related parties. In addition these related parties also occasionally pay its costs.

         The Company also acquired $2,226 in capital assets during the current quarter.

         The Company holds 750,000 common shares of Wireless Age Communications, Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board under the symbol "WLSA". The securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003. The Company valued the shares in the transaction at $116,474, representing the exchange value for the intangible assets disposed of. During the current quarter the Company valued these securities at $1,687,500 and recognized a $1,571,026 unrealized holding gain. The increase in value of these securities is attributable to the Company's change in accounting treatment from held-to-maturity to available-for-sale. The reason for the change is due to management's decision to dispose of these securities in order to finance additional working capital requirements. The Company has valued the securities at the market close of $2.25 on September 30, 2003.

         Total liabilities decreased from $1,436,032 at June 30, 2003 to $1,104,217 at September 30, 2003 , a decrease of $331,815. The decrease in current liabilities is the result of; 1) a decrease in notes payable of $280,708 (arising from repayment of certain notes associated with the financing of the Company's battery business), 2) accounts payable decreasing by $93,871, due to normal trade activity, 3) senior subordinated debt decreasing by $20,000, 4) accrued liabilities increasing by $50,461, due primarily to certain interest and penalties incurred on notes payable, and 5) the Company's bank overdraft increasing by $12,303.

         During the three month period ended September 30, 2003 debenture holders converted debentures having a face value of $20,000 plus accrued and unpaid interest of $5,543 were converted into 1,021,721 shares of the Company's common stock. The rate of conversion was reduced from $0.25 per share to $0.025 per share in order to induce the debenture holder to convert, thereby improving the financial position of the Company. Therefore the senior subordinated convertible debenture balance outstanding was reduced from $141,500 to $121,500.

         Common stock, common stock subscribed and additional paid in capital, increased from $8,724,221 at June 30, 2003 to $8,868,207 at September 30, 2003.
The increase was due to $25,000 received in common share private placements during the quarter with the share certificates not yet issued, $56,659 increase to additional paid in capital representing the fair value of 13,000,000 warrants issued under certain loan agreements, $36,783 increase to additional paid in capital arising from non-cash financing expenses associated with the conversion of subordinated debentures and $25,543 increase in common stock and additional paid in capital arising from debenture conversions.

                  The accumulated deficit increased by the loss for the three month period ended September 30, 2003 of $215,203. The Company also recorded a foreign exchange translation loss of $1,824 and a $1,571,026 unrealized holding gain on available for sale securities.

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

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended September 30, 2003, cash used in operating activities amounted to $626,425 primarily as a result of operating losses. Cash used in investing activities was $13,773 representing capital assets purchased. Cash provided by financing activities during the nine month period ended September 30, 2003 amounted to $601,521 resulting from $211,514 in net notes payable issued, $370,000 in equity private placements (for which amounts have been received but share certificates not yet issued and therefore accordingly recorded in common stock subscribed) and an increase of $20,007 in bank overdraft.

         The Company plans to begin liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $1,687,500 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes in the battery business and settle certain historic liabilities of the parent entity.

         In addition the Company has been successful in raising capital through private placements of its common shares. Although, this type of financing continues to be dilutive to the existing common shareholders, it may be necessary to continue to do so in the interim before certain resale restrictions on its marketable securities lapse.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company issued 10,717,500 common shares at $0.02 per share during the quarter ended September 30, 2003. In addition, it issued 1,021,721 common shares upon the conversion of senior subordinated convertible debentures having a face value of $20,000 plus accrued and unpaid interest of $5,543.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is technically in default of the senior subordinated convertible debentures. As a result, they have been classified as current liabilities.

         In addition, the Company did not make certain principal and interest repayments on a note payable in its wholly owned subsidiary when they became due. The Company has reduced the amount of the liability subsequent to September 30, 2003 but remains in default.

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

         Exhibit 4.9                Share Purchase Agreement by and among the Company, the
                                    Canadian Former Subsidiary and 1412531 Ontario Inc.,
                                    an Ontario corporation, dated as of September 26, 2000. (2)

         Exhibit 4.10               Promissory Note given by the purchaser to the Company in the principal amount of $718,850.00. (2)

         Exhibit 4.11               Guarantee of Paul Dutton, Max Hahne and the Canadian Former Subsidiary
                                    dated as of September 26, 2000. (2)

         Exhibit 4.12               General Security Agreement issued by the Canadian Former Subsidiary dated as of September 26, 2000. (2)

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

         Exhibit 10.5               Asset Purchase Agreement dated September 15, 2001
                                    by and between Wireless Ventures Inc. and IRMG Inc. (3)

         Exhibit 10.6               ATM Services Agreement dated September 12, 2001
                                    by and between 4Cash a division of IRMG Inc. and Trackpower, Inc. (3)

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

(3) Incorporated by reference to the exhibits of the Company's Form 8-K, as filed with the SEC on September 26, 2001.

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


DATE:  NOVEMBER 14, 2003   BY:      /S/ JOHN G. SIMMONDS
                                        ----------------
                                        John G. Simmonds
                                        Chairman/CEO/Director



DATE:   NOVEMBER 14, 2003  BY:      /S/ GARY N. HOKKANEN
                                        ----------------
                                        Gary N. Hokkanen
                                        CFO

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Pivotal Self-Service Technologies Inc.;
2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether
                                       28
     or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2003            By:     /S/ JOHN G. SIMMONDS
                                            --------------------
                                            John G. Simmonds
                                            Principal Executive Officer

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

Date:  November 14, 2003            By:     /S/ GARY N. HOKKANEN
                                            --------------------

                                            Gary N. Hokkanen
                                            Principal Financial Officer