Form 10KSB/A
period 2002-12-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2004-03-15
CIK 49397

================================================================================
     As filed with the Securities and Exchange Commission on March 15, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002            Commission File No. 001-15627

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
               (Exact name of registrant as specified in charter)

                             WIRELESS VENTURES INC.
                          (Former name, if applicable)

                DELAWARE                                   042451506
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

             13980 JANE ST.                               905-833-3838
   KING CITY, ONTARIO, CANADA, L7B 1A3             (Registrant's Telephone No.
(Address of Principal Executive Offices)                 incl. area code)


   Securities registered pursuant to                          None
      Section 12(b) of the Act:

   Securities registered pursuant to              Common Stock, par value $0.001
      Section 12(g) of the Act:

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB ( ).

          For the fiscal year ended December 31, 2002, the Company's revenues from continuing operations were $13,162.

          Based on the closing high bid price on March 21, 2003 of $0.08 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,549,707.

          On February 28, 2003, the number of shares outstanding of the registrant's Common Stock was 61,991,106.

          Transitional Small Business Disclosure Format (Check One):
Yes ( ) No (X)

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

ITEM 2.   DESCRIPTION OF PROPERTY.

          The Company currently maintains corporate offices at 13980 Jane Street, King City, Ontario, Canada, L7B 3A8 (tel. 905-833-3838, fax 905-833-6942). During fiscal 2002, the Company's wholly-owned subsidiaries Prime Wireless (which was disposed of subsequent to year end) and Prime Battery shared an office and distribution center with a related party at 85 Chambers Drive, Unit 7, Ajax, Ontario, Canada, L1Z 1E2 (tel. 905-683-4500, fax 905-683-8074). In April 2003, the Prime Battery business moved to a distribution and office facility at 6010 Tomken Road, Mississauga, Ontario, Canada, (tel. 905-564-7200). The Prime Battery business occupies approximately 4,500 square feet of a share facility under a sub-lease agreement with a third party.

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

          -------------------------------------------------
          QUARTER ENDED                    HIGH       LOW
          -------------------------------------------------
          March 31, 2001                 $0.3125      $0.06
          -------------------------------------------------
          June 30, 2001                   $0.20       $.045
          -------------------------------------------------
          September 30, 2001              $0.14      $0.051
          -------------------------------------------------
          December 31, 2001               $0.09      $0.035
          -------------------------------------------------
          March 31, 2002                  $0.06       $0.04
          -------------------------------------------------
          June 30, 2002                   $0.05       $0.03
          -------------------------------------------------
          September 30, 2002              $0.07       $0.03
          -------------------------------------------------
          December 31, 2002               $0.10       $0.04
          -------------------------------------------------

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

OVERVIEW

          On December 31, 2002, the Company, through a newly incorporated wholly-owned subsidiary named Prime Battery acquired certain business assets of DCS Battery Sales Ltd. ("DCS Battery"). which was in the business of distributing batteries and other ancillary products in North America. Effective January 1, 2003 almost all of the Company's revenues are derived from dollar stores, however management is expanding the customer base to include sales to commercial clients and other non-retail customers.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

          During the year ended December 31, 2002, the Company had a total net loss of $129,710 ($0.00 per share) compared to a net loss of $2,619,013 ($0.09 per share) during the comparative period a year ago. The primary reasons for the substantial year over year reduction in net loss are; 1) the Company incurred substantial non-cash financing expenses during the year ended December 31, 2001 that were not repeated in the current year, and 2) the Company acquired two operating businesses during fiscal 2002, one of which it disposed of subsequent to year end which generated gross profit to offset operating expenses. The other operating business was acquired on December 31, 2002 and operating results were not consolidated.

          The Company has classified the operating results attributable to 4CASH and Prime Wireless as discontinued operations in the Consolidated Statement of Operations. For a further explanation of the discontinued operations classification please refer to the attached financial statements and the notes thereto. The loss before discontinued operations was $241,625 during the twelve month period ended December 31, 2002 compared to a loss before discontinued operations of $2,590,965 during the year ended December 31, 2001. Income from discontinued operations during the twelve month period ended December 31, 2002 was $111,953 compared to a loss of $28,048 during the comparative period in the prior year.

CONTINUING OPERATIONS

          Revenues during the twelve month period ended December 31, 2002 were $13,162 compared to zero in the prior year. Revenues during the twelve month period ended December 31, 2002 consisted of miscellaneous revenues earned from the sale of previously written off equipment.

          Operating expenses during the twelve month period December 31, 2002 were $148,425 compared to $441,622 during the comparative period in the prior year. The year over year reduction is primarily the result of reduced general and administrative expenses and reduced interest expense. General and administrative expenses were reduced from $353,812 during the twelve month period ended December 31, 2001 to $82,800 during the twelve month period ended December 31, 2002.

          General and administrative expenses during fiscal 2002 included; 1) accounting and audit fees of $24,685, 2) consulting fees of $17,798, 3) $10,639 in general wages, 4) $9,635 in storage costs, 5) $6,708 in transfer agent fees,
6) $6,435 in travel costs, and 7) $6,900 in miscellaneous costs and expenses. General and administrative expenses during fiscal 2001 included; 1) $143,500 of IRMG (a related party) management fees, 2) $53,400 in legal fees, 3) $48,564 in general consulting fees, 4) $44,171 in accounting and audit fees, 5) $31,300 of directors fees, 6) $15,735 of transfer agent fees, 7) travel costs of $9,260 and
8) $7,882 of various miscellaneous costs and expenses.

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

          During the twelve month period ended December 31, 2001, the Company recorded a gain of $180,251 on cancellation of debt. The gain consisted of two items:

               Retired principal and interest
                  related to convertible debentures     $  103,430
               Legal fee debt forgiveness                   76,821
                                                        ----------
               Total                                    $  180,251

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

AS AT DECEMBER 31, 2002

          Total assets of the Company increased from $31,196 at December 31, 2001 to $577,470 at December 31, 2002. The increase in total assets during the year ended December 31, 2002 is primarily the result of the Company's acquisition of the Prime Wireless subsidiary on June 7, 2002 (which was disposed on subsequent to year end on March 13, 2003) and the DCS Battery assets acquired by our wholly-owned subsidiary, Prime Battery, on December 31, 2002.

          Current assets at December 31, 2001 consisted of marketable securities valued at $16,000, prepaid expenses of $5,879 and 4CASH receivables of $1,554. Current assets at December 31, 2002 consisted of $122,129 of trade receivables associated with the Prime Battery businesses, $40,000 note receivable, cash reserves of $38,677 and Prime Wireless assets held for sale of

$23,749. Current assets at December 31, 2002 included $40,000 receivable from a third party from which the Company had intended to acquire a license. The Company opted not to pursue the transaction but has retained the exclusive rights to the products in the United States. The note receivable is due and payable on June 30, 2003.

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

          On December 31, 2002, the Company acquired certain battery business assets from a related party in exchange for; 1) 6,000,000 shares of the Company's common stock and 2) certain other operating commitments including but not limited to additional shares to be issued based on certain performance benchmarks. The battery business assets and liabilities consisted of current assets of $165,028, intangible assets valued at $235,664 and current liabilities of $160,692. Management has determined that the value of the intangible assets associated with the DCS Battery acquisition is $235,664 representing customer lists and non-contractual customer and supplier relationships. The Company utilized net present value analysis of the estimated future cash flows to value these intangible assets.

          Total liabilities of the Company increased from $570,347 at December 31, 2001 to $752,816 at December 31, 2002. All of the liabilities at December 31, 2001 were current liabilities and $682,778 of the liabilities at December 31, 2002 were current.

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

          The stockholders' deficit decreased from $539,151 at December 31, 2001 to $175,346 at December 31, 2002. The decrease of $363,843 is attributable to a net increase in common stock, common subscribed and additional paid-in capital partially offset by the loss for the year. Common stock and additional paid in capital increased by $282,015 and is comprised of the following:

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

          The Company's deficit increased from $8,391,552 at December 31, 2001 to $8,521,262 at December 31, 2002 as a result of the $129,710 loss for the year.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company made two acquisitions (one of which was disposed of subsequent to year end) during the year ended December 31, 2002. Overall the Company did not generate sufficient earnings to offset its operating expenses. However, the Company continues to be able to raise incremental financing by way of private placements and notes payable.

          At December 31, 2002, the Company had a working capital deficit of $458,223 slightly improved from the working capital deficit of $546,914 at December 31, 2001. Included in current assets were $122,129 of trade accounts receivable and $38,677 in cash reserves evidencing operating cashflows that were not present a year ago.

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

          Contractual obligation and commitments

          The Company has a variety of contractual debt obligations and other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The following is a summarized table of contractual obligations. See additional details in Notes 8 and 14 to the Consolidated Financial Statements.

                                              TOTAL            SHORT-TERM      1-3 YEARS       4-5 YEARS
                                           --------            ----------      ---------       ---------
Notes payable                              $387,774              $314,388        $63,592          $9,694
Operating leases                             24,706                13,476         11,230               -
Premises lease                               11,412                11,412              -               -
                                           --------            ----------      ---------       ---------
Total cash obligations                     $423,892              $339,376        $74,822           $9694

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

CONTROLS AND PROCEDURES

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

ITEM 7.  FINANCIAL STATEMENTS

                 AMENDED PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS

Independent Auditor's Report                                             F1

Consolidated Balance Sheet                                               F3

Consolidated Statements of Operations                                    F4

Consolidated Statements of Changes in Stockholders' Deficiency           F5

Consolidated Statements of Cash Flows                                    F6

Notes to Consolidated Financial Statements                               F8

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2002 the Company had a working capital deficit of $458,261 and an accumulated deficit of $8,521,262. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans in regard to these matters are also discussed in note 1.

Toronto, Ontario                                          Mintz & Partners, LLP
April 7, 2003                                             Chartered Accountants

                          INDEPENDENT AUDITOR'S REPORT

To the Directors of
Pivotal Self-Service Technologies Inc.

We have audited the statement of operations, changes in stockholders' deficiency and cash flows of Pivotal Self-Service Technologies Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                                            PKF
New York, New York                                 Certified Public Accountants
April 9, 2002                                        A Professional Corporation

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31, 2002


                                     ASSETS

CURRENT
    Cash                                                                         $        38,677
    Accounts receivable                                                                  122,129
    Note receivable (note 4)                                                              40,000
    Assets of discontinued operations (note 6)                                            23,749
                                                                                 ---------------

TOTAL CURRENT ASSETS                                                                     224,555

INTANGIBLE ASSETS (note 5)                                                               235,664
ASSETS OF DISCONTINUED OPERATIONS (note 6)                                               117,251
                                                                                 ---------------

TOTAL ASSETS                                                                     $       577,470
                                                                                 ---------------
                                                                                 ---------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable, including amounts due to affiliates
       of $27,356 (note 9)                                                        $      124,805
    Accrued liabilities
       Interest, including amounts owed to affiliates of $10,489 (note 9)                 43,035
       Professional fees                                                                  10,650
       Director's fees                                                                    18,300
       Other                                                                               7,152
    Notes payable (note 8)                                                               317,774
    Senior subordinated convertible debentures (note 7)                                  141,500
    Liabilities of discontinued operations (note 6)                                       19,600
                                                                                 ---------------

TOTAL CURRENT LIABILITIES                                                                682,816
                                                                                 ---------------

    NOTES PAYABLE (note 8)                                                                70,000
                                                                                 ---------------

TOTAL LIABILITIES                                                                        752,816
                                                                                 ---------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $100 par value, 8%, non-voting, convertible,
2,000 shares authorized, no shares issued and outstanding                                      -
Common stock, $.001 par value, 150,000,000 shares authorized,
53,953,606 shares issued and outstanding (note 12)                                        53,953
Common stock subscribed (note 12)                                                        252,750
Additional paid-in capital                                                             8,039,213
Accumulated deficit                                                                   (8,521,262)
                                                                                 ---------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                                      (175,346)
                                                                                 ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $       577,470
                                                                                 ---------------
                                                                                 ---------------


                             SEE ACCOMPANYING NOTES                         F-3

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             DECEMBER 31
FOR THE YEARS ENDED                                                                    2002                2001
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                          $        13,162      $            -
                                                                                  ---------------      --------------

Operating expenses
     Selling, general and administrative (note 9)                                          82,800             353,812
     Occupancy (note 14)                                                                   40,096              13,294
     Interest (notes 7 and 8)                                                              25,529              74,516
                                                                                  ---------------      --------------
                  Total operating expenses                                                148,425             441,622

Other (income) expense
     Non-cash financing expense (note 10)                                                  92,000           2,317,594
     Realized loss/write down of marketable securities (note 3)                            14,400              17,000
     Other income                                                                               -              (5,000)
                                                                                  ---------------      --------------

                  Total expenses                                                          254,825           2,771,216
                                                                                  ---------------      --------------

Loss before extraordinary item and discontinued operations                               (241,663)         (2,771,216)

Extraordinary item
     Cancellation of indebtedness (note 11)                                                     -             180,251
                                                                                  ---------------      --------------

Loss before discontinued operations                                                      (241,663)         (2,590,965)

Discontinued operations (note 6)
     Income (loss) from operations of discontinued operations, net of tax                  18,913             (48,131)
     Gain from management fee forgiveness                                                  54,037              20,083
     Gain on disposal of subsidiary, net of tax                                            39,003                   -
                                                                                   --------------      --------------
Income (loss) from discontinued operations                                                111,953             (28,048)
                                                                                   --------------      --------------

Net loss                                                                           $     (129,710)     $   (2,619,013)
                                                                                   --------------      --------------
                                                                                   --------------      --------------

Basic net loss per share of common stock (note 2)
Weighted average number of common shares outstanding (note 2)                          45,917,502          27,576,124
     Basic loss per share                                                          $        (0.00)     $        (0.09)
     Loss from continuing operations                                               $        (0.00)     $        (0.10)
     Extraordinary item                                                                      -         $         0.01
     Loss from discontinued operations                                             $        (0.00)     $        (0.00)


                             SEE ACCOMPANYING NOTES                         F-4

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                           DECEMBER 31, 2002 AND 2001

                                     Common Stock                Common         Additional                              Total
                             -----------------------------       Stock            Paid-In         Accumulated       Stockholders'
                                Shares           Amount        Subscribed         Capital           Deficit          Deficiency
                             -------------     -----------    -------------     ------------    ---------------    ---------------
Balance, December 31, 2000    16,651,278       $  16,651      $         -       $ 1,262,273     $  (5,772,539)     $    (4,493,615)

Exercise of warrants           5,533,777           5,534                -         2,564,841                 -            2,570,375

Issuance of common
 stock in connection
 with conversion of notes
 and accrued interest          8,431,251           8,431                -         3,683,166                 -            3,691,597

Shares cancelled in
 connection with purchase
 of subsidiary                10,000,000          10,000                -           (10,000)                -                  -

Stock issue costs                      -               -                -            (3,245)                -               (3,245)

Issuance of common stock in
 settlement of outstanding
 debts                         2,426,000           2,426                -           271,074                 -              273,500

Common stock subscribed                -               -           41,250                 -                 -               41,250

Net (loss) for year ended
 December 31, 2001                     -               -                -                 -        (2,619,013)          (2,619,013)
                             -------------     -----------    -------------     ------------    ---------------    ---------------

Balance, December 31, 2001    43,042,306          43,042           41,250         7,768,109        (8,391,552)            (539,151)

Issuance of common
 stock in connection with
 private placements            9,950,000           9,950          (22,500)          131,550                 -              119,000

Adjustment arising from
 warrants issued pursuant
 to notes payable (note 12)                                                          92,000                                 92,000

Issuance of common stock in
 connection with services
 provided                        420,000             420          (18,750)           21,030                 -                3,000

Issuance of common stock in
 settlement of outstanding
 debts (note 14)                 541,300             541                -            26,524                 -               27,065

Common stock subscribed
 (note 12)                             -               -          252,750                 -                 -              252,750

Net loss for year ended
 December 31, 2002                     -               -                -                 -          (129,710)            (129,710)
                             -------------     -----------    -------------     ------------    ---------------    ---------------

Balance, December 31, 2002    53,953,606       $  53,953      $   252,750       $ 8,039,213     $  (8,521,262)     $      (175,346)
                             -------------     -----------    -------------     ------------    ---------------    ---------------


                             SEE ACCOMPANYING NOTES                         F-5

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED                                                                    DECEMBER 31
                                                                              2002                 2001
------------------------------------------------------------------------------------------------------------

                                                                                    Year Ended
                                                                                    December 31
                                                                         -----------------------------------
                                                                              2002                2001
                                                                         ----------------    ---------------
Cash flows from operating activities
     Net (loss)                                                          $    (129,710)      $  (2,619,013)
     Adjustment to reconcile net (loss) to net cash
      (used) by operating activities
         Common stock issued and subscribed for services                        21,450              26,750
         Common stock issued in rent settlement                                 27,065                   -
         Cancellation of indebtedness                                                -            (200,334)
         Non-cash financing expense                                             92,000           2,317,594
         Realized loss/write down of marketable securities                      14,400              17,000
     Changes in operating assets and liabilities
         Receivables                                                          (120,575)             (1,554)
         Other receivable                                                      (40,000)                  -
         Prepaid expenses                                                        5,879                 306
         Accounts payable                                                      (40,841)             80,077
         Accrued expenses                                                      (12,889)             29,261
                                                                         ----------------    ---------------
                  Net cash (used) by operating activities                     (182,681)           (349,913)
                                                                         ----------------    ---------------

Cash flows used in investing activities
     Purchase of equipment                                                           -              (7,806)
     Acquisition and disposal of subsidiaries                                   (6,577)                  -
                                                                         ----------------    ---------------
                  Net cash used in investing activities                         (6,577)             (7,806)
                                                                         ----------------    ---------------

Cash flows from financing activities
     Change in bank overdraft                                                  (11,839)             11,882
     Proceeds from issuance of notes payable                                   126,774                   -
     Payment of stock issue costs                                                    -              (3,245)
     Proceeds from common stock subscribed                                           -              22,500
     Proceeds from exercise of warrants                                              -             159,937
     Proceeds from issuance of common stock                                    113,000                   -
     Payment on note payable                                                         -              (5,000)
     Payment on note payable - shareholder                                           -                   -
     Due to/from related parties, net                                                -             171,548
                                                                         ----------------    ---------------
                  Net cash provided by financing activities                    227,935             357,622
                                                                         ----------------    ---------------

Net increase (decrease) in cash                                                 38,677                 (97)

Cash, beginning of year                                                              -                  97
                                                                         ----------------    ---------------

Cash, end of year                                                        $      38,677       $           -
                                                                         ----------------    ---------------


                             SEE ACCOMPANYING NOTES                         F-6

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Supplemental disclosure of non-cash financing activities

     o During 2002, the Company issued 6 million common shares valued at $240,000 to acquire certain business assets. At December 31, 2002 these shares had not yet been issued and were recorded in common stock subscribed.

     o During 2002, the Company acquired a subsidiary with net assets of $29,526 in exchange for $40,000 in cash and a note payable of $120,000 ($106,000 discounted value, see note 8c).

     o During 2002, the Company issued 541,300 common shares valued at $27,065 to a third party as partial settlement on an office lease.

     o During 2002, the Company issued 375,000 common shares valued at $18,750 for investor and public relations services provided and 45,000 common shares valued at $2,700 for general consulting services provided.

     o During 2001, Simmonds Capital Limited converted its $2 million convertible debenture plus accrued interest of $194,195 partially offset by an amount payable to the Company of $82,469 into 2,111,726 shares of common stock.

     o During 2001, $1,524,550 of senior subordinated convertible debentures plus accrued interest of $55,324 were converted into 6,319,525 shares of common stock.

     o During 2001, the purchaser of a former subsidiary confirmed its liability for $101,000 of the senior subordinated convertible debentures previously reflected as a liability by the Company. Accordingly, $101,000 plus related accrued interest of $2,430 was reflected as cancellation of debt.

     o During 2001, the Company issued 10 million shares of its common stock as partial consideration for the purchase of certain intangible assets valued at $ -0-.

     o During 2001, a portion of accounts payable in the amount of $416,821 was satisfied by issuance of a note payable of $160,000 and issuance of 1.8 million shares of common stock valued at $180,000, resulting in a cancellation of debt of $76,821.

     o During 2001, accrued directors' fees in the amount of $93,500 were satisfied by issuance of 626,000 shares of common stock.

     o During 2001, a portion of accounts payable in the amount of $20,083 was forgiven and was reflected in cancellation of debt.

     o During 2001, the Company issued 160,000 shares of its common stock and 375,000 shares of common stock were subscribed in settlement for services valued at $26,750.

     o During 2001, $84,841 of accrued interest to convertible debenture holders was utilized to satisfy exercise of warrants.


                             SEE ACCOMPANYING NOTES                         F-7

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     GOING CONCERN BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $577,470, has a working capital deficit of $458,262 and a stockholders' deficiency of $175,346 at December 31, 2002. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

     DESCRIPTION OF BUSINESS

     Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company"), formerly known as Wireless Ventures, Inc. conducted its business during 2002 through a series of wholly owned subsidiaries.

     On December 31, 2002, the Company acquired certain assets of DCS Battery Products Limited through a newly incorporated Prime Battery Products Limited ("Prime Battery") (see note 5). Prime Battery began to distribute batteries and other ancillary products in North America subsequent to year-end.

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


/CONTINUED...                                                               F-8

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


/CONTINUED...                                                               F-9

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

     Investments

          The Company's marketable securities are classified as available-for-sale and are recorded at fair value. Available for sale unrealized gains and losses, net of tax are recorded in stockholders' equity. Realized gains or losses and other than temporary declines in value, if any are reported in other income or expense as incurred.

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


/CONTINUED...                                                              F-10

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     Foreign currency

          The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary (which was acquired on December 31, 2002) located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders' equity (deficit). The net exchange differences resulting from these translations were included in the statement of operations in 2002 and 2001. For both 2002 and 2001 such exchange differences were not material.

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

5.   PRIME BATTERY ACQUISITION AND INTANGIBLE ASSET

     On December 31, 2002, the Company, through a newly incorporated wholly owned subsidiary named Prime Battery, acquired certain assets of DCS Battery Products Ltd. ("DCS Battery").

     DCS Battery is owned by a relative of the Company's Chief Executive Officer and one of its Directors.

     Under the terms of the agreement Prime Battery acquired assets as follows:


/CONTINUED...                                                              F-11

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

          - To sell any battery products to ACS intended to be sold to industrial accounts at cost plus 10%.

     At December 31, 2002 the Company opted not to acquire any of the inventories owned by DCS Battery for its own account.

     The acquisition is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

          Current assets                                              $165,028
          Intangible assets                                            235,664
                                                                      --------
                                                                       400,692
          Less:
          Liabilities                                                  160,692
                                                                      --------
          Net assets acquired at fair values                          $240,000
          Total consideration:
          6,000,000 shares of the Company's common stock              $240,000

     The excess of the purchase price over net assets acquired has been allocated to intangible assets, representing customer lists and non-contractual customer relationships. Management has valued the Prime Battery intangible assets at $235,664 based on estimated future cash flows arising from two retail customers.


/CONTINUED...                                                              F-12

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

6.   DISCONTINUED OPERATIONS

     In 2002, the Board of Directors made the decision to focus the business of the Company on the battery distribution business unit.

     During the first quarter of 2002 the Board of Directors committed to sell or close down the 4CASH subsidiary primarily due to the incremental financing that would be required to make the business successful. Two of the Company's directors, through a company they controlled IRMG Inc. ("IRMG"), offered to acquire the subsidiary. The 4CASH subsidiary was sold to IRMG on March 5, 2002.

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


/CONTINUED...                                                              F-13

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

     The discontinued operations of 4CASH are summarized as follows:

                                                                  2002            2001

          Revenues                                                    729            2,499
                                                              -----------      -----------
          Expenses
               Direct costs                                           295            1,016
               Selling, general and administrative                  4,546           49,205
               Depreciation                                           135              409
                                                              -----------      -----------
                                                                    4,976           50,630
                                                              -----------      -----------

                 Net loss from discontinued operations             (4,247)         (48,131)
                                                              -----------      -----------
                                                              -----------      -----------

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


/CONTINUED...                                                              F-14

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

     Prime Wireless, prior to the acquisition was, owned by a shareholder of the Company.

     Accounting for the acquisition is summarized as follows:

          Net working capital assets acquired                  $       29,526

          Intangible assets acquired                                  116,474
                                                               --------------

          Purchase consideration                               $      146,000
                                                               --------------
                                                               --------------

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

     The discontinued operations of Prime Wireless are summarized as follows:

          Revenues
               Commission income                                      65,923
               Sales                                                     255
                                                                      ------
          Total revenues                                              66,178
          Less:
               Cost of sales                                             200
                                                                      ------
          Gross profit                                                65,978
          Operating expenses                                          42,631
                                                                      ------
          Operating income                                            23,347

               Depreciation                                              187
                                                                      ------
                 Net income from discontinued operations              23,160
                                                                      ------
                                                                      ------

     In accordance with FASB statement No. 144 the major categories of Prime Wireless assets and liabilities held for sale as at December 31, 2002 were as follows:


/CONTINUED...                                                              F-15

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

     During the year ended December 31, 2001, $1,524,550 of senior subordinated convertible debentures plus accrued interest of $55,324 was converted to 6,319,525 common shares. Also, certain accrued interest was effectively repaid during the year upon the exercise of warrants under the revised warrant exercise offer as discussed in notes 10 and 12. In addition, the Company recorded the cancellation of $101,000 of existing debentures during the year as confirmation was received during the year that the debenture liability had been transferred to the purchaser of eieiHome.com Inc (note
     1).

8.   NOTES PAYABLE

          Non-interest bearing note payable (a)                  $     155,000

          90 day note payable - director (b)                            63,387

          90 day note payable - affiliate (b)                           63,387

          5 year non-interest bearing note payable (c)                 106,000
                                                                 -------------

                 Total                                           $     387,774

          Less: current portion                                        317,774
                                                                 -------------

          Long term portion (c)                                  $      70,000
                                                                 -------------
                                                                 -------------


/CONTINUED...                                                              F-16

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

     During 2002, the Company acquired certain assets of DCS Battery Products Ltd. an entity owned by a relative of the Company's Chief Executive Officer and one of its Directors and agreed to share a portion of the gross profit earned from sales generated by these assets with ACS (note 6). During 2002 ACS earned $8,168 (CAD$12,886) under this agreement, all of which remained unpaid at December 31, 2002.

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


/CONTINUED...                                                              F-17

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

     During the year ended December 31, 2001, as an incentive to senior subordinated convertible debenture holders to convert their debentures to common stock, the Board of Directors approved a special resolution. Upon the conversion of the debenture to shares of the Company's common stock (note 7), the warrant exercise price would be reduced from $0.50 to $0.05 per share for warrants exercised through July 31, 2001.

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


/CONTINUED...                                                              F-18

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


     Voting rights

          The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

     Warrants

          The following is a summary of warrant activity for 2002 and 2001:

                                                       Number of Shares to
                                                    Purchase under Warrants            Expiry Date
                                                    -----------------------       ---------------------
          Balance, December 31, 2000                        5,000,000
          Issued                                           12,419,525             Between July 31, 2001
                                                                                  and July 31, 2004
          Exercised                                        (5,092,010)
                                                           -----------
          Balance, December 31, 2001                       12,327,515
          Issued                                            2,000,000             December 31, 2004(1)
          Surrendered and cancelled                        (6,100,000)
          Exercised                                                 -
                                                           -----------
          Balance, December 31, 2002                        8,227,515

          (1) Warrants issued on December 12, 2002 expire on the later of December 31, 2004 or 90 days after the effectiveness of a registration statement.

          Warrants outstanding at December 31, 2002 are summarized as follows:

              Number              Price          Year of Issue      Vesting Period            Term
          --------------    ----------------    ---------------    -----------------    ----------------
          5,000,000         $        0.50           1999               Immediately             5 years
          1,227,515                  0.50           2001               Immediately             3 years
          2,000,000                  0.01           2002               Immediately         2 years (1)
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


/CONTINUED...                                                              F-19

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

          The following is a summary of stock option activity for 2002 and 2001:

                                                               2000 Plan
                                              ---------------------------------------------
                                                                           Weighted
                                                                            Average
                                                                           Exercise
                                                   Shares                    Price
                                              ------------------      ---------------------
          Balance, December 31, 2000                 1,750,000         $       0.25
          Surrendered and cancelled                 (1,500,000)                0.25
          Granted                                    1,500,000                 0.10
                                                    ----------
          Balance, December 31, 2001                 1,750,000         $       0.12
          Surrendered and cancelled                   (500,000)                0.10
          Expired                                     (100,000)                0.10
                                                    ----------
          Balance, December 31, 2002                 1,150,000         $       0.13

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

          Options outstanding at December 31, 2002 are summarized as follows:


/CONTINUED...                                                              F-20

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


              Number              Price           Year of Issue      Vesting Period            Term
           ---------------    ----------------    ---------------    -----------------    ----------------
              250,000         $        0.25           2000               Immediately        3 to 5 years
              500,000                  0.10           2001                   2 years            10 years
              400,000                  0.10           2001               Immediately             3 years
           ----------
            1,150,000
           ----------
           ----------

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

13.  INCOME TAXES

     The deferred tax assets results from net operating loss carryforwards (for U.S. tax purposes) which approximate $1,700,000 as of December 31, 2002 and expire in the years 2019 and 2020. Under certain conditions and subject to certain limitations, these operating losses may be utilized to offset future taxable income.

     The deferred tax asset and valuation allowance at December 31, 2002 are as follows:

          Deferred tax assets resulting from
             operating loss carryforwards                      $   579,000
          Valuation allowance                                     (579,000)
                                                               -----------
                                                               $      -
                                                               -----------

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


/CONTINUED...                                                              F-21

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

15.  SEGMENT INFORMATION

     During the year the Company operated primarily in one segment - earning management fees. All other businesses are categorized as discontinued operations.

16.  SUBSEQUENT EVENTS

     In addition to the sale of Prime Wireless described in note 6b the events occurring subsequent to December 31, 2002 are as follows:

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


/CONTINUED...                                                              F-22

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


     Amendment to DCS Battery Asset Purchase Agreement

     On April 1, 2003 the Company and vendor of the DCS Battery Assets agreed to amend the November 1, 2002 (note 5) purchase agreement as follows:

          - ACS (note 5) will no longer provide logistic operations to Prime Battery, and

          - The former owner of DCS Battery will become the exclusive sales agent to certain Canadian retailers, distributors, etc., and will receive a commission based on net margins as follows:

                    -    8% on gross margins of 25% or less,

                    -    9% on gross margins between 25% and 35%,

                    -    10% on gross margins above 35%

17.  ECONOMIC DEPENDENCE

     During 2002 the Company only source of revenue was management fees earned from one party.

18.  COMPARATIVE FIGURES

     The comparative figures have been reclassified in accordance with the current year presentation.


/CONTINUED...                                                              F-23

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          BRIAN USHER-JONES, 57, Director, was appointed to the Board on June 15, 2001. Mr. Usher-Jones has been a merchant banker since 1995 and was the former President of MB Capital Corporation and Thomson Kernaghan Co. Ltd., a brokerage house in Toronto, Ontario. Mr. Usher-Jones currently serves as a director of various public companies including Xplore Technologies Corp. and Calvalley Petroleum Inc.

          JOHN G. SIMMONDS, 52, CEO and Director, has served as a Director of the Company since October 15, 1999. Mr. Simmonds was appointed CEO of the Company on February 22, 2002. Mr. Simmonds is an entrepreneur with several years' experience in the wireless communications industry. Mr. Simmonds has been involved in many business opportunities including distribution, golf course development, gaming, wireless products, and manufacturing. Mr. Simmonds founded Simmonds Capital Limited in 1991 and also launched TrackPower Inc. (OTCBB: TPWR) in 1998. Mr. Simmonds principal occupation since 1991 was CEO of Simmonds Capital Limited and since January 1998 CEO of TrackPower Inc. Mr. Simmonds is a director of TrackPower, Inc. and has served on several boards during his business career.

          GARY N. HOKKANEN, 48, Interim CFO since July 5, 2001. Mr. Hokkanen, who holds a Bachelor of Arts degree from the University of Toronto and is a Certified Management Account, is interim CFO of the Company. Mr. Hokkanen is also a Director and Officer of IRMG, a Toronto based management consulting firm. Mr. Hokkanen was CFO of Simmonds Capital Limited from July 1998 to January 2001 and was CFO of Trackpower Inc from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen was Treasurer of Simmonds Capital Limited. Mr. Hokkanen was a Director of the Company beginning on July 5, 2001 until his resignation on February 22, 2002.

          CARRIE J. WEILER, 45, Secretary. Ms. Weiler was appointed Secretary of the Company in 2002. Ms. Weiler joined the Simmonds Capital Limited group of companies in 1979. Ms. Weiler was promoted to Vice President of Corporate Development for Simmonds Capital Limited and its divisions in 1994. Ms. Weiler continues to serve as a key liaison between the various committees and the Board of Directors.

ITEM 10.   EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE


-----------------------------------------------------------------------------------------------------------------------
                                                                                      Long-Term
                                                 Annual Compensation                 Compensation
                                                                                        Awards            Payouts
-----------------------------------------------------------------------------------------------------------------------
                                                                   Other Annual                          All Other
Name and Principal           Year       Salary        Bonus        Compensation       Options (#)      Compensation
Position                                 ($)           ($)             ($)                                  ($)
-----------------------------------------------------------------------------------------------------------------------
John G. Simmonds             2002        ---           ---             ---                ---               ---
Chief Executive              2001        ---           ---             ---              250,000             ---
Officer (1)(2)(3)            2000        ---           ---             ---              300,000             ---
-----------------------------------------------------------------------------------------------------------------------
Gary N. Hokkanen             2002        ---           ---             ---                ---             10,340
Chief Financial              2001        ---           ---             ---              250,000             ---
Officer (4)(2)(3)(5)         2000        ---           ---             ---              150,000             ---
-----------------------------------------------------------------------------------------------------------------------
Paul K. Hickey (6)           2002        ---           ---             ---                ---               ---
                             2001        ---           ---             ---              100,000             ---
                             2000        ---           ---             ---              300,000             ---
-----------------------------------------------------------------------------------------------------------------------
Angelo G. MacDonald (7)      2002        ---           ---             ---                ---               ---
                             2001        ---           ---             ---              100,000             ---
                             2000       38,000         ---             ---              400,000             ---
-----------------------------------------------------------------------------------------------------------------------
David C. O'Kell, (8)(2)      2002        ---           ---             ---                ---               ---
                             2001        ---           ---             ---              100,000             ---
                             2000        ---           ---             ---              300,000             ---
-----------------------------------------------------------------------------------------------------------------------
Stephen L. Cussons (9)(5)    2002        ---           ---             ---                ---               ---
                             2001        ---           ---             ---              250,000             ---
                             2000        ---           ---             ---                ---               ---
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

-----------------------------------------------------------------------------------------
                                                 Individual Grants
-----------------------------------------------------------------------------------------
           Name               Options      % of Total    Exercise        Expiration
                             Granted(#)     Options       Price             Date
                                (1)        Granted to   ($/Share)
                                           Employees
                                           in Fiscal
                                              2002
-----------------------------------------------------------------------------------------
NA                             NA              NA           NA               NA
-----------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

          The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

--------------------------------------------------------------------------------------------------------------------
                                                                                                    Value of
                                                                                                  Unexercised
                                                                                                  In-the-Money
                                                                           Number of               Options at
                                                        Realized           Unexercised           December 31, 2002
                                 Shares Acquired         Value             Options at             exercisable/
            Name                   on Exercise          Realized        December 31, 2002        unexercisable (1)
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

    (b) As of February 28, 2003, Directors and Officers of the Company had the following beneficial interest in the shares of Company Common Stock:

--------------------------------------------------------------------------------------------------
Title of Class          Name and Address of Beneficial      Amount and Nature of     Percent of
                        Owner                               Beneficial Ownership (1) Class (2)
--------------------------------------------------------------------------------------------------
Company common stock,   John G. Simmonds (3)                         979,000             1.6%
par value $0.001        13980 Jane Street
                        King City, Ontario, Canada
                        L7B 1A3
--------------------------------------------------------------------------------------------------
Company common stock,   Brian Usher-Jones (4)                      8,277,346            12.5%
par value $0.001        81 Glengowan Rd.
                        Toronto, Ontario
                        M4N 1G5
--------------------------------------------------------------------------------------------------
Company common stock,   Gary N. Hokkanen (5)                       5,650,000             9.1%
par value $0.001        60 Dersingham Crescent
                        Thornhill, Ontario, Canada
                        L3T 4E8
--------------------------------------------------------------------------------------------------
Company common stock,   Carrie J. Weiler                           1,250,000             2.0%
par value $0.001        13980 Jane Street
                        King City, Ontario, Canada
                        L7B 1A3
--------------------------------------------------------------------------------------------------
                        Total Directors and Officers              16,156,346            24.2%
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

(4) Includes (a) 4,027,346 shares of the Company's Common Stock; (b) 250,000 options to acquire Common Stock granted under the Stock Option Plan effective August 28, 2001, at an exercise price of $0.10 per share, vesting over two years from grant date; and (c) warrants to purchase 4,000,000 shares of the Company's Common Stock.

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

         On October 13, 1999, a group of investors, which included SCL and certain officers and directors both of the Company and of SCL entered into a Stock Purchase Agreement with MicroTel International, Inc.("MicroTel") and XIT Corporation (formerly known as XCEL Corporation), a wholly-owned subsidiary of MicroTel, pursuant to which the investors listed on Schedule I thereto (the "Investors") purchased 9,041,498 shares of Company Common Stock (representing approximately 90% of the then outstanding shares of Company Common Stock) for US$150,000, with John G. Simmonds acting as representative of the Buyers. Each of the Investors acquired the shares of Company Common Stock for his or her own account and there are no contracts, agreements or understandings with respect to the holding, disposition or voting of any of such shares among the Investors.

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

         On April 1, 2003 the Company and the Vendor of the DCS Battery assets agreed to amend certain terms of the November 1, 2002 (note 5) purchase and sale agreement as follows:

         (a) ACS will no longer provide logistic operations to the Company, and

         (b) The vendor will become the exclusive agent to certain Canadian retailers, distributors, etc., and will receive sales commissions based on certain net margins as follows:

                   o   8% on net margins of 25% or less,

                   o   9% on net margins between 25% and 35%,

                   o   10% on net margins above 35%

         (c) The vendor will be responsible for all their own operating costs including commissions to sub agents, and

         (d) David Simmonds will resign as President and Director of Prime Battery Products Limited.

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

   EXHIBIT NO.     DESCRIPTION
   -----------     -----------
      4.8          Warrants for the purchase of up to 1,000,000 shares of
                   Common Stock of HyComp, Inc. issued by HyComp, Inc. to
                   Simmonds Capital Limited as of October 14, 2003 for $.01 per
                   share. (1)

      4.9 Share purchase agreement by and among the Company, the Canadian Former Subsidiary and 1412531 Ontario Inc., an
                   Ontario corporation, dated as of June 26, 2000, incorporated by reference to the Exhibits filed with the Registrant's
                   Form 8-K on August 4, 2000.

      4.10 Promissory note given by the purchaser to the Company in the principal amount of $718,850.00, incorporated by reference to the Exhibits filed with the Registrant's Form 8-K on August 4, 2000.

      4.11         Guarantee of Paul Dutton, Max Hahne and the Canadian
                   Former Subsidiary dated as of June 26, 2000, incorporated by reference to the Exhibits filed with the Registrant's Form 8-K on August 4, 2000.

      4.12         General security agreement issued by the Canadian
                   Former Subsidiary dated as of June 26, 2000, incorporated by reference to the Exhibits filed with the Registrant's Form 8-K on August 4, 2000.

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

      10.5 Asset purchase agreement dated June 15, 2001 by and between Wireless Ventures Inc. and IRMG Inc., incorporated by reference to Exhibits filed with the Registrant's Form 8-K filed on June 26, 2001.

      10.6 ATM services agreement dated June 12, 2001 by and between 4Cash a division of IRMG Inc. and Trackpower, Inc., incorporated by reference to Exhibits filed with the Registrant's Form 8-K filed on June 26,
                   2001.

      10.7         Purchase and Sale Agreement by and between Pivotal
                   Self-Service Technologies Inc. and IRMG Inc. dated March 5,
                   2002, incorporated by reference to the Exhibits filed in the Registrants Form 10-KSB filed on April 15, 2002.

      10.8         Purchase and Sale Agreement by and between Pivotal
                   Self-Service Technologies Inc. and 1500450 Ontario Limited dated June 7, 2002, incorporated by reference to the Exhibits filed on the Registrant's Form 8-K filed on September 26, 2002.

      10.9         Purchase and Sale Agreement by and between Prime Battery
                   Products Limited and wholly-owned subsidiary of Pivotal
                   Self-Service Technologies Inc. and DCS Battery Sales Ltd.
                   dated December 31, 2002, incorporated by reference to the Exhibits filed on the Registrant's Form 8-K filed on January 8, 2003.

   EXHIBIT NO.     DESCRIPTION
   -----------     -----------
      10.10        Loan Agreement by and between Prime Battery Products
                   Limited, Pivotal Self-Service Technologies Inc., 3686469
                   Canada Inc., and Elliott & Andrews Studios Inc. dated
                   January 23, 2003, incorporated by reference to the Exhibits filed in the Registrants Form 10-KSB/A filed on April 24,
                   2003.

      10.11        Loan Agreement by and between Prime Battery Products
                   Limited, 3686469 Canada Inc. and Elliott & Andrews Studios
                   Inc. dated March 14, 2003, incorporated by reference to the Exhibits filed in the Registrants Form 10-KSB/A filed on April 24, 2003.

      10.12        Purchase and Sale Agreement by and between Pivotal
                   Self-Service Technologies Inc. and Wireless Age
                   Communications Inc. dated March 13, 2003 incorporated by reference to the Exhibits filed in the Registrants Form
                   10-KSB/A filed on April 24, 2003.

      10.13        Joint Venture Agreement by and between Pivotal Self-Service
                   Technologies Inc. and Collectible Concepts Group Inc. dated
                   March 1, 2003, incorporated by reference to the Exhibits filed in the Registrants Form 10-KSB/A filed on April 24, 2003.

      10.14        Amendment to Agreement by and between David C. Simmonds,
                   A.C. Simmonds & Sons and Prime Battery Products Limited dated April 1, 2003, incorporated by reference to the Exhibits filed in the Registrants Form 10-KSB/A filed on April 24, 2003.

      22.1         Proxy Statement dated February 7, 2000, in respect of the
                   Special Meeting of Stockholders. (1)

      22.2         Proxy Statement dated September 13, 2000, in respect of a
                   Special Meeting of Stockholders. (2)

      22.3         Proxy Statement dated August 27, 2001, in respect of the
                   Annual Meeting of Stockholders. (3)

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

      (2) Incorporated by reference to the Company's Form DEF14A filed with the SEC on September 11, 2000.

      (3) Incorporated by reference to the Company's Form DEF14A filed with the SEC on August 27, 2001.

      -----------
      * Filed herewith

      (b)  Reports on Form 8-K - None.

                                   SIGNATURES

         In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 15, 2004

                                       PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                                       By: /s/ John G. Simmonds
                                       --------------------------------------
                                       JOHN G. SIMMONDS, CEO

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                                     TITLE                              DATE
                ----                                     -----                              ----

/s/ John G. Simmonds
--------------------------------------
     JOHN G. SIMMONDS                            Chairman/CEO/Director                 March 15, 2004
                                             (principal executive officer)

/s/ Brian Usher-Jones
--------------------------------------
     BRIAN USHER-JONES                                  Director                       March 15, 2004

/s/ Gary N. Hokkanen
--------------------------------------
     GARY N. HOKKANEN                                 Interim CFO                      March 15, 2004
                                             (principal accounting officer)

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Pivotal Self-Service Technologies Inc.;

2. Based on my knowledge this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 15, 2004               By: /s/ John G. Simmonds
                                       ---------------------------
                                       John G. Simmonds
                                       Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Gary N. Hokkanen, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Pivotal Self-Service Technologies Inc.;

2. Based on my knowledge this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 15, 2004               By: /s/ Gary N. Hokkanen
                                       -----------------------------------
                                       Gary N. Hokkanen
                                       Interim Principal Financial Officer