Form 10QSB/A
period 2003-03-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2004-03-15
CIK 49397

      As filed with the Securities and Exchange Commission on March 15, 2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB/A

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


                                 13980 Jane St.
                        King City, Ontario Canada L7B 1A3
                    (Address of Principal Executive Offices)

                                 905-833-3838
                (Issuer's Telephone Number, Including Area Code)


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


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)



ASSETS

Current Assets:
    Cash                                                                                                   $ 23,118
    Accounts receivable, net                                                                                397,717
    Deposits                                                                                                101,500
    Due from related parties                                                                                101,328
    Inventory                                                                                                40,185
    Note receivable                                                                                          40,000
    Other current assets                                                                                      1,970
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                        705,818
--------------------------------------------------------------------------------------------------------------------

    Equipment, net of accumulated depreciation of $40                                                         1,029
    Investment                                                                                              116,474
    Intangible asset                                                                                        235,664
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $ 1,058,985
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                                                     $ 165,261
   Accrued expenses - interest                                                                               54,305
   Accrued expenses - professional fees                                                                       8,333
     Accrued expenses - directors' fees                                                                      18,300
     Accrued expenses - other                                                                                12,169
     Notes payable                                                                                          716,546
   Senior subordinated convertible debentures                                                               141,500
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 1,116,414

     Notes payable                                                                                           64,000
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         1,180,414

Stockholders' deficit
   Common  stock,   $.001  par  value,   150,000,000   shares   authorized,
   64,363,606 shares, issued and outstanding at March 31, 2003.                                              64,363
   Preferred   stock,   $100  par  value,  8%,   non-voting,   convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                          -
   Additional paid-in capital                                                                             8,368,066
   Common stock subscribed                                                                                  122,550
   Accumulated deficit                                                                                   (8,682,918)
   Accumulated other comprehensive income (loss)                                                              6,510
--------------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                                               (121,429)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                             $ 1,058,985
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

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

GOING CONCERN BASIS OF PRESENTATION

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $1,058,985, has a working capital deficit of $410,596 and a stockholders' deficit of $121,429 at March 31, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

BUSINESS OPERATIONS

         The business of Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company")(formerly known as Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Prime Battery Products Limited ("Prime Battery"). Effective December 31, 2002, Pivotal, through a newly incorporated wholly-owned subsidiary named Prime Battery completed the acquisition of certain business assets of DCS Battery Sales Ltd. ("DCS Battery"). Prime Battery distributes value priced batteries and other ancillary products to dollar stores in North America.

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

         FINANCIAL CONDITION

         Total assets increased from $581,806 at December 31, 2002 to $1,058,985 at March 31, 2003. The increase is primarily due to the increased levels of current assets associated with the battery business.

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


DATE:  MARCH 15, 2004               BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            Chairman/CEO/Director



DATE:   MARCH 15, 2004              BY:     /s/ Gary N. Hokkanen
                                            ---------------------------------
                                            Gary N. Hokkanen
                                            CFO

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1. I have reviewed this quarterly report on Form 10QSB/A of Pivotal Self-Service Technologies Inc.;

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

Date:  March 15, 2004                       By:    /s/ John G. Simmonds
                                                   ----------------------------
                                                   John G. Simmonds
                                                   Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Gary N. Hokkanen, certify that:

1. I have reviewed this quarterly report on Form 10QSB/A of Pivotal Self-Service Technologies Inc.;

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

Date:  March 15, 2004                       By:    /s/ Gary N. Hokkanen
                                                   ----------------------------
                                                   Gary N. Hokkanen
                                                   Principal Financial Officer