Form 10QSB/A
period 2003-06-30
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2004-03-15
CIK 49397

    As filed with the Securities and Exchange Commission on March 15, 2004

===============================================================================

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

                                  13980 JANE ST.
                         KING CITY, ONTARIO, CANADA L7B 1A3
                      (Address of Principal Executive Offices)

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

Item 4.   Submission of Matters to a Vote of Security Holders .............. 23

Item 5.   Other Information ................................................ 23

Item 6.   Exhibits and Reports on Form 8-K ................................. 24
            A)  Exhibit Schedule
            B)  Reports Filed on Form 8-K

Signatures and certifications .............................................. 26

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                              CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2003
                                     (UNAUDITED)

ASSETS

Current Assets:
  Accounts receivable, net                                        $   386,164
  Due from related parties                                            148,525
  Inventory                                                           258,466
  Other current assets                                                  4,891
-----------------------------------------------------------------------------
Total current assets                                                  798,046
-----------------------------------------------------------------------------

  Equipment, net of accumulated depreciation of $818                   10,729
  Investment                                                          116,474
  Intangible asset                                                    235,664
-----------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 1,160,913
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Bank overdraft                                                  $     7,704
  Accounts payable                                                    287,338
  Accrued expenses -- interest                                         66,833
  Accrued expenses -- professional fees                                 3,978
  Accrued expenses -- directors' fees                                  18,300
  Accrued expenses -- other                                            30,382
  Notes payable                                                       821,997
  Senior subordinated convertible debentures                          141,500
-----------------------------------------------------------------------------
Total current liabilities                                           1,378,032

  Notes payable                                                        58,000
-----------------------------------------------------------------------------
Total liabilities                                                   1,436,032

Stockholders' deficit
  Common stock, $.001 par value, 150,000,000 shares authorized,
    64,363,606 shares, issued and outstanding at June 30, 2003.        64,363
  Preferred stock, $100 par value, 8%, non-voting, convertible, redeemable, 2,000 shares authorized, No shares issued and
    outstanding                                                             -
  Additional paid-in capital                                        8,390,308
  Common stock subscribed                                             269,550
  Accumulated deficit                                              (8,996,135)
  Accumulated other comprehensive income (loss)                        (3,205)
-----------------------------------------------------------------------------
Total stockholders' deficit                                          (275,119)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 1,160,913
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

                      PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                    Notes to Consolidated Financial Statements
                                   June 30, 2003
                                    (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS OPERATIONS

GOING CONCERN AND BASIS OF PRESENTATION

        The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $1,160,913, has a working capital deficit of $579,986 and a stockholders' deficit of $275,119 at June 30, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

        FINANCIAL CONDITION

        Total assets increased from $1,063,321 at March 31, 2003 to $1,160,913 at June 30, 2003. The increase is primarily due to the increased levels of current assets associated with the battery business.

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


DATE:  MARCH 15, 2004                 BY:        /s/ John G. Simmonds
                                                 ----------------------
                                                 John G. Simmonds
                                                 Chairman/CEO/Director

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


Date:  March 15, 2004                 By:        /s/ Gary N. Hokkanen
                                                 -----------------------
                                                 Gary N. Hokkanen
                                                 Principal Financial Officer