Form 10QSB/A
period 2003-09-30
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2004-03-15
CIK 49397

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



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



ASSETS

Current Assets:
   Securities available for sale (note 7)                                                              $ 1,687,500
   Accounts receivable, net (note 10)                                                                      246,436
   Due from related parties (note 9)                                                                       142,847
   Other current assets                                                                                      2,714
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                     2,079,497
--------------------------------------------------------------------------------------------------------------------

   Equipment, net of accumulated depreciation of $1,851                                                     11,922
   Intangible asset                                                                                        235,664
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                           $ 2,327,083
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                                                                      $    20,007
   Accounts payable                                                                                        193,467
   Accrued expenses - interest                                                                             119,784
   Accrued expenses - professional fees                                                                     11,477
   Accrued expenses - directors' fees                                                                       18,300
   Accrued expenses - other                                                                                 20,393
   Notes payable (note 5)                                                                                  547,289
   Senior subordinated convertible debentures (note 4)                                                     121,500
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                1,052,217

   Notes payable (note 5)                                                                                   52,000
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        1,104,217

Stockholders' equity
   Common stock, $.001 par value, 150,000,000 shares authorized,
   76,102,827 shares, issued and outstanding at September 30, 2003.                                         76,103
   Preferred stock, $100 par value, 8%, non-voting, convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                         -
   Additional paid-in capital                                                                            8,711,904
   Common stock subscribed                                                                                  80,200
   Accumulated deficit                                                                                  (9,211,338)
   Accumulated other comprehensive income                                                                1,565,997
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                               1,222,866
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $ 2,327,083
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

NOTE 2 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

GOING CONCERN AND BASIS OF PRESENTATION

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets on accumulated deficit of $9,211,338 at September 30, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

         FINANCIAL CONDITION

         Total assets increased from $1,165,249 at June 30, 2003 to $2,327,083 at September 30, 2003. The increase is primarily due to a change in the classification of the Company's investment in Wireless Age common shares from long term held to maturity to available for sale securities disclosed as a current asset.

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


DATE:  MARCH 15, 2004      BY:      /S/ JOHN G. SIMMONDS
                                        ----------------
                                        John G. Simmonds
                                        Chairman/CEO/Director



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

Date:  March 15, 2004               By:     /S/ GARY N. HOKKANEN
                                            --------------------
                                            Gary N. Hokkanen
                                            Principal Financial Officer