Form 10KSB
period 2003-12-31
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2004-03-30
CIK 49397

     As filed with the Securities and Exchange Commission on March 30, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending December 31, 2003          Commission File No. 001-15627

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
               (Exact name of registrant as specified in charter)

                     DELAWARE                                              042451506
 (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
                   organization)

                 13980 JANE STREET                                       905-833-3838
        KING CITY, ONTARIO CANADA, L7B 1A3               (Registrant's Telephone No. incl. area code)
     (Address of Principal Executive Offices)

         Securities registered pursuant to                                   None
             Section 12(b) of the Act:

         Securities registered pursuant to                      Common Stock, par value $0.001
             Section 12(g) of the Act:

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB/ /.

     For the fiscal year ended December 31, 2003, the Company's revenues from continuing operations were $nil.

     Based on the closing high bid price on March 26, 2004 of $0.10 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4,744,207.

     On December 31, 2003 the number of shares outstanding of the registrant's Common Stock was 78,911,841.

     Transitional Small Business Disclosure Format (Check One):  Yes / /  No /X/

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

          The business of Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company") is conducted through its wholly-owned Canadian subsidiary Prime Battery Products Limited ("Prime Battery"). Effective December 31, 2002, Pivotal, through a newly incorporated wholly-owned subsidiary named Prime Battery completed the acquisition of certain business assets of DCS Battery Sales Ltd. ("DCS Battery"). Prime Battery distributes value priced batteries and other ancillary products to dollar stores in North America.

          The Company also conducted its business during part of fiscal 2002 through another wholly-owned subsidiary called Prime Wireless Inc. ("Prime Wireless"). On June 7, 2002, the Company acquired Prime Wireless, which was in the business of earning sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. In addition, prior to the acquisition, Prime Wireless had acquired certain assets from Midland International Corp. ("Midland") including land mobile radio products, the Midland trade name, tooling, and accounts receivable. On March 13, 2003, the Company disposed of all the issued and outstanding shares of Prime Wireless to a third party (see Recent Developments below).

          Between June 2001 and February 2002, the business of Pivotal was conducted through its wholly-owned Canadian subsidiary 4CASH ATM Services Canada Inc. ("4CASH"). 4CASH operated in the self-service technology sector (defined as the deployment of Automated Teller Machines ("ATMs"), information kiosks and Point of Sale debit machines ("POS")). In February 2002, the Board of Directors made the decision not to continue to pursue the self-service technology business plan. On March 5, 2002, the Company sold 4CASH to IRMG Inc. ("IRMG"), a private corporation controlled by the Company's CFO.

          On February 4, 2004, the Company announced it intention to acquire all of the issued and outstanding common shares of Phantom Fiber Corporation from a third party (see Recent Developments below).

RECENT DEVELOPMENTS:

COLLECTIBLE CONCEPTS BUSINESS RELATIONSHIP

          On March 1, 2003, the Company entered into a Joint Venture Agreement with Collectible Concepts Group Inc., (CCGI) an entity listed on the NASD over-the-counter bulletin board trading under the symbol CCGI. The purpose of the joint venture is to unite the battery products distributed by Prime Battery with the licensing and merchandising relationships of Collectible Concepts. The joint venture will be owned 50% by the Company and 50% by Collectible Concepts Group and will operate as MightyVolt. The MightyVolt brand of batteries and battery related products will be marketed throughout North America and the company will be targeting licensing opportunities in the entertainment and sports industries. Management believes that the joint venture will develop new channels to market for its battery business.

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

SALE OF PRIME WIRELESS

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

PROPOSED ACQUISITION OF PHANTOM FIBER

          On February 4, 2004, the Company entered into a Letter of Intent to acquire Phantom Fiber Corporation ("Phantom Fiber"). Pursuant to the Letter of Intent, the Company plans to acquire all of the issued and outstanding common shares of Phantom Fiber. The Company plans, subject to attaining the affirmative consent of shareholders, to the matters presented for vote at a special meeting of shareholders to close the acquisition of Phantom Fiber within seven days of the meeting.

          In consideration for all of the issued and outstanding common shares of Phantom Fiber, the Company plans to issue 137,410,735 shares of Common Stock to the shareholders of Phantom Fiber and 30,000,000 shares of Common Stock to subordinated convertible debenture holders of Phantom Fiber. Collectively the Company plans to issue 167,410,735 shares of Common Stock in this proposed transaction.

          The Common Stock issuable pursuant to the Phantom Fiber acquisition exceeds the number of shares that the Company is authorized to issue. Therefore the Company will seek to increase the number of shares that the Company is authorized to issue.

          In connection with the acquisition of Phantom Fiber, John G. Simmonds and Brian Usher-Jones will resign as Directors of the Company and will be replaced by nominees of Phantom Fiber including Jeff Halloran.

          In connection with the acquisition John G. Simmonds, Gary N. Hokkanen and Carrie J. Weiler will resign as Chief Executive Officer, Chief Financial Officer and Corporate Secretary, respectively and will be replaced by Jeff Halloran as Chief Executive Officer and Vince Bulbrook as Chief Financial Officer and Corporate Secretary.

     Also in connection with the acquisition the Company will change its name from Pivotal Self Service Technologies Inc. to Phantom Fiber Corporation. In order to attract and retain strong management the Company also plans to amend its 2000 Stock Option Plan.

ITEM 2.   DESCRIPTION OF PROPERTY.

          The Company currently maintains corporate offices at 13980 Jane Street, King City, Ontario, Canada, L7B 3A8 (tel. 905-833-3838, fax 905-833-6942). During fiscal 2003, the Company's wholly-owned subsidiary Prime Battery shared an office and distribution center with a third party at 180 Trowers Road, Unit 17 Woodbridge, Ontario, Canada, (tel. 905-265-7900, fax. 905-265-7600). The Prime Battery warehouse facility occupies approximately 2,500 square feet and the Company has a month to month rent agreement.

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

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The price per share of Company Common Stock is quoted on the NASD's OTC Bulletin Board under the symbol "PVSS".

          The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

QUARTER ENDED                     HIGH          LOW
-------------------------------------------------------
March 31, 2002                  $  0.06       $  0.04
June 30, 2002                   $  0.05       $  0.03
September 30, 2002              $  0.07       $  0.03
December 31, 2002               $  0.10       $  0.04
March 31, 2003                  $  0.05       $  0.10
June 30, 2003                   $  0.08       $  0.04
September 30, 2003              $  0.05       $  0.01
December 31, 2003               $  0.04       $  0.02

          On December 31, 2003, the Company had approximately 350 shareholders of record. The Company believes it has approximately 500 shareholders including holders whose securities are held in street name or nominee accounts.

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

OVERVIEW

          During 2003, the Company operated primarily through its Prime Battery Products Limited ("Prime Battery") wholly-owned subsidiary which is in the business of distributing batteries and other ancillary products in North America.

          On June 7, 2002, the Company acquired Prime Wireless Inc., which earns sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. Prior to the acquisition Prime Wireless had acquired certain assets of Midland International Corp. ("Midland") including land mobile radio products, the Midland trade name, tooling, and accounts receivable. On March 13, 2003, the Company disposed of all of the issued and outstanding common shares of Prime Wireless and Midland related assets to Wireless Age Communications Inc. in exchange for 1,500,000 common shares of Wireless Age. Pursuant to the June 7, 2002 purchase and sale agreement between the Company and 1500450 Ontario Limited, the Company transferred 750,000 of the Wireless Age common shares to 1500450 Ontario Limited. 1500450 Ontario Limited is a related party by virtue of its ownership position in the Company.

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

          During 2003 the Company entered into two agreements to improve the operating results of the battery business. Firstly it sublicensed the distribution of batteries in Canada to a division of Wireless Age Communications, Inc., a related entity due to common management and directors, in exchange for a 10% royalty. Secondly, the Company entered into a Royalty and Services Agreement with Collectible Concepts Group, Inc. under which the Company will be targeting licensing opportunities in the entertainment and sports industries. Management believes that the joint venture will develop new channels to market for its battery business.

          During the quarter ended December 31, 2003, the Board of Directors made the decision to dispose of the battery business and to seek other business opportunities. Subsequent to the end of the year on February 4, 2004, the Company entered into a Letter of Intent to acquire Phantom Fiber Corporation ("Phantom Fiber"). Phantom Fiber is provider of secure wireless technology and mobile solutions, Phantom Fiber has launched a wireless software framework that allows enterprises to deploy commercial and productivity applications onto hand held devices, smart phones and PDA's across several communication platforms. With solutions built for e-commerce, finance, field service, health and entertainment, the technology extends at anytime from anywhere to the hands of a mobile user.

          The operating results for Prime Wireless have been classified as discontinued operations in the Consolidated Statement of Operations during 2002 and 2003. The Prime Battery operating results (including the licensed product opportunities) have been classified as discontinued operations in the Consolidated Statement of Operations during 2003.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002

          During the year ended December 31, 2003, the Company had a total net loss of $738,526 ($0.012 per share) compared to a net loss of $129,672 ($0.00 per share) during the comparative period a year ago. The primary reasons for the year over year increase in net loss are; 1) the Company incurred a loss from discontinued operations in the current year compared to income from discontinued operations last year, 2) substantially higher general and administrative expenses, and 3) higher interest costs.

          The Company has classified the operating results attributable to 4CASH as discontinued operations in the Consolidated Statement of Operations during 2002, the operating results of Prime Wireless as discontinued operations in 2002 and 2003 and the Prime Battery operating results as discontinued operations in 2003. For a further explanation of the discontinued operations classification please refer to the attached financial statements and the notes thereto. The loss before discontinued operations was $517,281 during the twelve month period ended December 31, 2003 compared to a loss before discontinued operations of $241,615 during the year ended December 31, 2002. Loss from discontinued operations during the twelve month period ended December 31, 2003 was $221,245 compared to income from discontinued operations of $111,953 during the comparative period in the prior year.

CONTINUING OPERATIONS

          Revenues during the twelve month period ended December 31, 2003 were zero compared to $13,162 in the prior year. Prior year revenues consisted of miscellaneous income from the sale of fixed assets previously written off.

          Operating expenses during the twelve month period December 31, 2003 were $563,770 compared to $148,387 during the comparative period in the prior year. The year over year increase is primarily the result of increased general and administrative expenses and increased interest expense partially offset by a reduction in occupancy costs. General and administrative expenses increased from $82,762 during the twelve month period ended December 31, 2002 to $481,725 during the twelve month period ended December 31, 2003.

          General and administrative expenses during fiscal 2003 included: 1) wages and benefits totaling $128,113, 2) $71,396 in various consulting fees, 3) management fees to related parties of $60,000, 4) audit and legal fess of $55,678, 5) foreign exchange losses of $42,421, 6) bad debt provision of $40,000, 7) transfer agent fees totaling $24,176, 8) travel, meals and entertainment costs of $20,282 and
9) miscellaneous expenses totaling $21,924.

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

          Occupancy costs decreased from $ $40,096 during the twelve month period ended December 31, 2002 to $21,415 during fiscal 2003. Occupancy costs during part of fiscal 2002 relate to a corporate office in Markham, Ontario that the Company no longer utilizes. The Company was committed under a lease agreement to make monthly payments until July 31, 2002. During fiscal 2002 the Company and the landlord agreed to terminate the lease early. Under the terms of the settlement the Company agreed to issue 541,300 common shares and pay $15,850. As of December 31, 2003, the Company remains in default under the cash payment portion of the agreement.

          Interest expense increased from $25,529 during 2002 to $60,630 during 2003. The increase is a result two loans provided to the Company by affiliates. The notes were intended to be outstanding for 30-90 days and contained significant penalties and interest resulting in higher than normal financing costs. One loan was retired on January 2, 2004 with cash and the other was retired on January 23, 2004 by transferring 50,000 shares of Wireless Age to the lender.

          During the twelve month period ended December 31, 2003 the Company recorded non-cash financing expense of $250,432 compared to $92,000 during the comparative period in the prior year.

          The current year's non-cash financing expense is comprised on three components:

                  1. 13,000,000 warrants issued pursuant to loan agreements valued at $158,042 (which were subsequently forgiven by the creditors),
                  2. $78,876 representing the fair value of additional shares issued to subordinated convertible debenture holders converting their debt to equity on more favourable terms (debenture holders having debentures of face value of $50,000 plus accrued interest of $14,518 converted these amounts to 2,580,735 common shares. Under the original terms of the debentures only 258,074 common shares were issuable, resulting in 2,322,661 additional shares issued which the Company has valued at $78,876),
                  3. An adjustment of $13,514 to a promissory note repaid with 50,000 shares of the Company's marketable securities, reflecting the additional value provided to repay the note subsequent to year end.

          Non-cash financing expense during fiscal 2002 of $92,000 represented the fair value of warrants to purchase 2,000,000 common shares at an exercise price of $0.01 per share issued to two related parties that loaned the Company $77,131 (Cdn$100,000) each.

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

          During the twelve month period ended December 31, 2003, the Company recorded a gain of $296,921 on cancellation of debt. The gain consisted of two items:

                 Non-cash financing expense recognized in
                   2002 and 2003 related to warrants issued              $     236,794
                 Extinguishment of aged unsecured liabilities                   60,127
                                                                         -------------
                 Total                                                   $     296,921

          During fiscal 2003 the Company settled with two affiliates who provided short term loans to the Company pursuant to which warrants to purchase 1,000,000 common shares at $0.01 per share for every 30 days period the loans were outstanding. The loans were intended to be outstanding for only 30-90 days but in fact were outstanding for over one year. The Company issued 14,000,000 warrants to these lenders and valued the warrants at $236,794 and charged this to non-cash financing expense in 2002 and 2003 ($92,000 in 2002 and $144,794 in 2003). As part of debt settlements on December 29, 2003 and January 23, 2004 these warrants were forgiven and the Company has reversed the non-cash financing charges totaling $236,794 in 2003.

DISCONTINUED OPERATIONS

          Accounting for the discontinued operations is summarized below:

                                                                            2003             2002
                 Loss from Prime Battery operations                     (236,491)               -
                 Loss from 4CASH operations                                    -           (4,247)
                 Income from Prime Wireless operations                    15,246           23,160
                                                                     -----------      -----------
                 Income (loss) from operations of discontinued
                 operations, net of tax                                 (221,245)          18,913

                 Gain from management fee forgiveness                          -           54,037

                 Effect of disposal of 4CASH                                   -           52,378
                 Loss from write off of 4CASH advances                         -          (13,375)
                                                                     -----------      -----------
                 Gain on disposal of subsidiary, net of tax                    -           39,003
                                                                     -----------      -----------

                 Income (loss) from discontinued operations             (221,245)         111,953
                                                                     -----------      -----------

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

                                                                             2002
                 Revenues                                          $          729

                 Expenses
                      Direct costs                                            295
                      Selling, general and administrative                   4,546
                      Depreciation                                            135
                                                                   --------------
                                                                            4,976
                                                                   --------------

                      Net (loss)                                   $       (4,247)

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

PRIME WIRELESS

          The operations of Prime Wireless are summarized as follows:

                                                                            2003             2002
                 Revenues
                      Commission income                                   26,322           65,923
                      Sales                                                   16              255
                                                                     -----------      -----------
                 Total revenues                                           26,338           66,178
                 Less:
                      Cost of sales                                            -              200
                                                                     -----------      -----------
                 Gross profit                                             26,338           65,978

                 Operating expenses                                       11,044           42,631
                                                                     -----------      -----------
                 Operating income                                         15,294           23,347

                      Depreciation                                            48              187
                                                                     -----------      -----------
                      Net income                                          15,246           23,160
                                                                     ===========      ===========

          Revenues of the Prime Wireless subsidiary were $26,338 for the period January 1, 2003 to March 13, 2003 consisting of $26,322 in commissions earned on sales of Vertex Standard two way radios in Canada and miscellaneous revenues of $16. Prime Wireless earns commissions from sales and therefore does not record cost of sales against these revenues.

          Revenues of the Prime Wireless subsidiary were $66,178 for the period June 7, 2002 to December 31, 2002 consisting of $65,923 in commissions earned on sales of Vertex Standard two way radios in Canada and $255 of Midland two way radios. Gross profits from Prime Wireless were $65,978.

          General and administrative expenses of Prime Wireless during fiscal 2002 were $42,631 during the period June 7, 2002 to December 31, 2002 and $11,044 during the period January 1, 2003 to March 13, 2003.

PRIME BATTERY

          The discontinued operations of Prime Battery during 2003 are summarized as follows:

                 Total revenues                                           1,194,457
                 Less:
                      Cost of sales                                         984,803
                                                                        -----------
                 Gross profit                                               209,654
                 Operating expenses:
                      Selling, general & administrative                     282,333
                      Occupancy                                              13,518
                                                                        -----------
                 Operating expenses                                         295,851
                 Other expenses:
                      Interest                                              147,533
                      Depreciation                                            2,761
                                                                        -----------
                 Total expenses                                             446,145
                                                                        -----------

                        Net loss from discontinued operations              (236,491)
                                                                        ===========

          The battery business operations of Prime Battery achieved sales $1,194,457 during fiscal 2003 and earned gross profit of $209,654 (17.5% on a percentage of sales basis). The gross profits earned in the dollar store sector were considered unsatisfactory and the Company decided to refocus sales efforts into higher margin industrial accounts and entertainment licensed based products. Gross profits in these sectors are expected to be more than double the levels earned in 2003.

          Operating expenses totaled $295,851 and consisted primarily of wage costs to expand the business. The company also was unable to repay a loan on time and is incurring significant penalties and interest prior to repayment.

          The net loss for the business was $236,491. The Company has taken steps to reduce this cost on going by sublicensing the Canadian market in certain market sectors to a related party in order to reduce operating costs.

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


FINANCIAL CONDITION

          Pursuant to FASB Statement No. 144, the assets and liabilities of Prime Battery Products have been disclosed separately as discontinued operations assets and liabilities.

AS AT DECEMBER 31, 2003

          Total assets of the Company increased from $577,470 at December 31, 2002 to $2,371,622 at December 31, 2003. The increase in total assets during the year ended December 31, 2003 is primarily the result of the Company's acquisition of the 750,000 shares of Wireless Age Communications, Inc. common stock which the Company has valued at December 31, 2003 at $1,860,000.

          Current assets at December 31, 2003 consisted of $1,860,000 of marketable securities, $92,192 in cash, $40,702 due from related parties and current assets of discontinued operations of $122,452.

          The Company holds 750,000 common shares of Wireless Age Communications, Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board under the symbol "WLSA". The securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003. The Company valued the shares in the transaction at $116,474, representing the exchange value for the intangible assets disposed of. During the fourth quarter the Company valued these securities at $1,860,000 ($2.48 per share) and recognized a $1,743,526 unrealized holding gain.

          Non-current assets of discontinued operations totaled $256,276 at December 31, 2003.

          Total liabilities of the Company increased from $752,816 at December 31, 2002 to $1,076,394 at December 31, 2003. All of the liabilities at December 31, 2003 were current liabilities and $682,816 of the liabilities at December 31, 2002 were current.

          At December 31, 20012 the Company had cash balances of $38,677 whereas the cash balance at December 31, 2003 increased to $92,192. During the year the Company raised incremental financing through the issuance of notes payable and a series of private placements of the Company's common stock. Accounts payable as at December 31, 2002 was $124,805, including $27,356 due to related parties and accounts payable at December 31, 2003 totaled 22,938. The reduction in accounts payable is primarily due to the Company's ability to raise incremental financing. Notes payable increased from $387,774 ($70,000 of which has been classified as a long term liability) at December 31, 2002 to $448,856 at December 31, 2003, primarily due to two new loans of $50,000 each from related parties. Accrued expenses increased from $79,137 at December 31, 2002 to $132,247, primarily due to increases in accrued professional fees and miscellaneous costs.

          Senior subordinated convertible debentures were reduced from $141,500 on December 31, 2002 to $91,500 as at December 31, 2003. Debenture holders having debentures of face value of $50,000 plus accrued interest of $14,518 converted the liabilities to 2,580,735 shares of the Company's common stock.

          The stockholders' deficit changed from a deficit of $175,346 at December 31, 2002 to equity of $1,295,228 at December 31, 2003. The increase is comprised of the following:

                1. 16,377,500 common shares issued at a share price of $0.02 under private placements for total net proceeds of $314,800,
                2. 500,000 common shares issued for intangible assets valued at $10,000,
                3. Subordinated debentures of face value of $50,000 plus accrued interest of $14,518 converted into common stock valued at $64,518,
                4. A $158,042 non-cash financing fee recorded as an increase to additional paid in capital representing the fair value of warrants to purchase 13,000,000 common shares issued to related parties providing loans to the Company,
                5. A $78,876 non-cash financing fee recorded as an increase to additional paid in capital representing the fair value of 2,322,661 additional shares issued pursuant to debenture conversions,
                6. $236,794 recorded as a reduction of additional paid in capital reflecting non-cash financing charges reversed pursuant to loan settlements,
                7. An increase of $1,743,526 in to other comprehensive income arising from recognizing an unrealized holding gain in marketable securities
                8. A $4,069 reduction of other comprehensive income representing foreign exchange translation losses and
                9.  A net loss by the Company of $738,526 during the year.


SUMMARY OF DISCONTINUED ASSETS AND LIABILITIES

The major categories of discontinued operations assets and liabilities at December 31, 2003 were as follows:

                Cash                                                 $       (1,214)
                Due from related parties                                     76,878
                Accounts receivable                                           8,137
                Inventory                                                     2,297
                Deferred costs                                               33,500
                Other current assets                                          2,854
                                                                     --------------
                Assets of discontinued operations - current          $      122,452
                                                                     --------------

                Equipment, net                                       $        9,600
                Due from related parties                                      1,012
                Intangible assets                                           245,664
                                                                     --------------
                Assets of discontinued operations - non current      $      256,276
                                                                     --------------

                Accounts payable                                     $       83,118
                Accrued liabilities                                          14,298
                Note payable                                                283,437
                                                                     --------------
                Liabilities of discontinued operation - current      $      380,853
                                                                     --------------

          The current assets of discontinued operations consist of amounts due from related parties of $76,878, deferred royalties and costs of $33,500 associated with entertainment property licenses. Other current assets are normal operating items. The most significant long term discontinued asset are intangibles valued at $245,664 and can be subdivided into a trade-name valued at $10,000 and battery customer lists and supplier relationships valued at $235,664.

          The current liabilities of discontinued operations consists of normal trade payables and accruals plus a note payable of $283,437 the Company is in default on. The note payable was due in 2003 and the Company has been unable to repay it in full.

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended December 31, 2003, cash used in operating activities amounted to $664,033 primarily as a result of operating losses. Cash provided by investing activities was $261,466 representing changes of the discontinued subsidiary. Cash provided by financing activities during year ended December 31, 2003 amounted to $456,082 resulting from $61,082 in net notes payable issued and $395,000 in equity private placements (of which $80,200 has been received but share certificates not yet issued and therefore accordingly recorded in common stock subscribed).

          The Company plans to begin liquidating its investment in 750,000 Wireless Age Communications, Inc. common shares. These securities, which have been valued at $1,860,000 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes in the battery business and settle certain historic liabilities of the parent entity. Eighty thousand of these shares have been pledged as security for two loans from related parties of $50,000 each issued in December 31, 2003. In addition, subsequent to year end 50,000 shares of Wireless Age were transferred to an affiliate in repayment of a note payable.

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

                                              TOTAL            SHORT-TERM      1-3 YEARS       4-5 YEARS
                                              -----            ----------      ---------       ---------
Notes payable                             $ 448,856             $ 448,856      $       -       $       -
Premises lease                                  951                   951              -               -
                                          ---------             ---------      ---------       ---------
Total cash obligations                    $ 449,807             $ 449,807      $       -       $       -

     In addition the Company is contractually obligated as follows:

          1. The Company's plans, subject to further due diligence and shareholder consent on certain aspects of the transaction, to acquire an operating company with 167,410,735 shares of the Company's common stock.
          2. The Company is obligated to issue 8,735,589 common shares under warrants and 1,000,000 common shares under stock options.

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

ITEM 7.   FINANCIAL STATEMENTS

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS


Independent Auditor's Report                                                            F2

Consolidated Balance Sheet                                                              F3

Consolidated Statements of Operations                                                   F4

Consolidated Statements of Changes in Stockholders' Deficiency                          F5

Consolidated Statements of Cash Flows                                                   F7

Notes to Consolidated Financial Statements                                              F8

                          INDEPENDENT AUDITOR'S REPORT


To the Directors of
Pivotal Self-Service Technologies Inc.

We have audited the accompanying consolidated balance sheet of Pivotal Self-Service Technologies Inc., as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the yearS ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pivotal Self-Service Technologies Inc. at December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in the notes, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2003 the Company had an accumulated deficit of $9,259,788. The continued operating losses raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the going concern assumption not being applicable.


Toronto, Ontario                                           Mintz & Partners, LLP
March 29, 2004                                             Chartered Accountants

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31, 2003

                                         ASSETS
CURRENT
    Cash                                                                              $        92,192
    Due from related parties (note 8)                                                          40,702
    Marketable securities (note 3)                                                          1,860,000
    Assets of discontinued operations (note 5)                                                122,452
                                                                                      ---------------

TOTAL CURRENT ASSETS                                                                        2,115,346

ASSETS OF DISCONTINUED OPERATIONS (note 5)                                                    256,276
                                                                                      ---------------

TOTAL ASSETS                                                                          $     2,371,622
                                                                                      ===============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $        22,938
    Accrued liabilities
       Interest, including amounts owed to affiliates of $22,112 (note 7)                      50,187
       Professional fees                                                                       38,978
       Director's fees                                                                         18,300
       Other                                                                                   24,782
    Notes payable (note 7)                                                                    448,856
    Senior subordinated convertible debentures (note 6)                                        91,500
    Liabilities of discontinued operations (note 5)                                           380,853
                                                                                      ---------------

TOTAL CURRENT LIABILITIES                                                                   1,076,394
                                                                                      ---------------

STOCKHOLDERS' EQUITY
Preferred stock, $100 par value, 8%, non-voting, convertible,
2,000 shares authorized, no shares issued and outstanding                                           -
Common stock, $.001 par value, 150,000,000 shares authorized,
78,911,841 shares issued and outstanding (note 11)                                             78,912
Common stock subscribed (note 11)                                                              90,200
Additional paid-in capital                                                                  8,646,447
Accumulated deficit                                                                        (9,259,788)
Accumulated other comprehensive income (note 3)                                             1,739,457
                                                                                      ---------------
    TOTAL STOCKHOLDERS' EQUITY                                                              1,295,228
                                                                                      ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     2,371,622
                                                                                      ===============

                             SEE ACCOMPANYING NOTES

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          DECEMBER 31
FOR THE YEARS ENDED                                                                 2003                2002
-----------------------------------------------------------------------------------------------------------------
Revenues                                                                      $             -     $        13,162
                                                                              ---------------     ---------------

Operating expenses
     Selling, general and administrative                                              481,725              82,762
     Occupancy                                                                         21,415              40,096
     Interest (notes 6 and 7)                                                          60,630              25,529
                                                                              ---------------     ---------------
          Total operating expenses                                                    563,770             148,387

Other (income) expense
     Non-cash financing expense (note 9)                                              250,432              92,000
     Realized loss/write down of marketable securities (note 3)                             -              14,400
     Gain on extinguishment of debt                                                  (296,921)                  -
                                                                              ---------------     ---------------

          Total expenses                                                              517,281             254,787
                                                                              ---------------     ---------------

 Loss before discontinued operations                                                 (517,281)           (241,625)

Discontinued operations (note 5)
     Income (loss) from operations of discontinued operations, net of tax            (221,245)             18,913
     Gain from management fee forgiveness                                                   -               54,037
     Gain on disposal of subsidiary, net of tax                                             -              39,003
                                                                              ---------------     ---------------
Income (loss) from discontinued operations                                           (221,245)            111,953
                                                                              ---------------     ---------------

 Loss                                                                         $      (738,526)    $      (129,672)
                                                                              ===============     ===============

Loss per share of common stock (note 2)
Weighted average number of common shares outstanding (note 2)                      68,992,732          45,917,502
     Loss per share                                                           $        (0.012)    $         (0.00)
     Loss from continuing operations                                          $        (0.009)    $         (0.00)
      Loss from discontinued operations                                       $        (0.003)    $         (0.00)

                             SEE ACCOMPANYING NOTES

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                           DECEMBER 31, 2003 AND 2002

                                                                                                      Accumulated
                                    Common Stock             Common      Additional                      Other            Total
                             ---------------------------     Stock        Paid-in      Accumulated    Comprehensive   Stockholders'
                                Shares          Amount     Subscribed     Capital        Deficit         Income        Deficiency
                             ------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    43,042,306          43,042       41,250     7,768,109   (8,391,552)             -          (539,151)

Issuance of common
 stock in connection with
 private placements            9,950,000           9,950      (22,500)      131,550            -              -           119,000

Adjustment arising from
 warrants issued pursuant
 to notes payable (note 12)                                                  92,000                                        92,000

Issuance of common stock in
 connection with services
 provided                        420,000             420      (18,750)       21,030            -              -             3,000

Issuance of common stock in
 settlement of outstanding
 debts
(note 14)                        541,300             541            -        26,524            -              -            27,065

Common stock subscribed
 (note 12)                             -               -      252,750             -            -              -           252,750

Net loss for year ended
 December 31, 2002                     -               -            -             -     (129,710)             -          (129,710)
                             -----------    ---------------------------------------------------------------------------------------

Balance, December 31, 2002    53,953,606    $     53,953      252,750     8,039,213   (8,521,262)             -          (175,346)

                             SEE ACCOMPANYING NOTES

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                           DECEMBER 31, 2003 AND 2002

                                                                                                        Accumulated
                                      Common Stock             Common      Additional                      Other           Total
                               ----------------------------    Stock        Paid-in      Accumulated   Comprehensive   Stockholders'
                                  Shares          Amount     Subscribed     Capital        Deficit         Income         Equity
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2002      53,953,606   $     53,953       252,750    8,039,213     (8,521,262)           -          (175,346)

Issuance of common stock for
business assets acquired         6,000,000          6,000     (240,000)      234,000              -            -                 -

Issuance of common
 stock in connection with
 private placements             16,377,500         16,378       (12,750)     311,173              -            -           314,800

 Common stock subscribed for
 trade-name and other
 intellectual property rights            -              -        10,000            -              -            -            10,000

Issuance of common stock in
 connection with conversion
 of debentures                   2,580,735          2,581             -       61,937              -            -            64,518

Adjustment arising from
 warrants issued pursuant to
 notes payable (note 12)                                                     158,042                                       158,042

Adjustment arising from
 settlement with notes
 payable                                 -              -             -     (236,794)             -            -          (236,794)

Adjustment arising from
 conversion of debentures                -              -             -       78,876              -            -            78,876

Adjustment arising from
 valuation of available for
 sale securities                         -              -             -            -              -    1,743,526         1,743,526

Adjustment arising from
 foreign exchange
 translation losses                                                                                       (4,069)           (4,069)

Common stock subscribed                  -              -        80,200            -              -            -            80,200

Net loss for year ended
 December 31, 2003                       -              -             -            -       (738,526)           -          (738,526)

                               -----------   ---------------------------------------------------------------------------------------
Balance, December 31, 2003      78,911,841   $     78,912        90,200    8,646,447     (9,259,788)   1,739,457         1,295,228
                               -----------   ---------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS

                                                                                              DECEMBER 31
FOR THE YEARS ENDED                                                                    2003                 2002
                                                                                   -------------       -------------
Cash flows from operating activities
     Net (loss)                                                                    $    (738,526)      $    (129,672)
     Adjustment to reconcile net (loss) to net cash
      (used) by operating activities
         Common stock issued and subscribed for services                                       -              21,450
         Common stock issued in rent settlement                                                -              27,065
         Cancellation of indebtedness                                                   (296,921)                  -
         Provision for note receivable                                                    40,000                   -
         Non-cash financing expense (note 9)                                             250,432              92,000
         Realized loss /write down of marketable securities (note 3)                           -              14,400
     Changes in operating assets and liabilities
         Receivables                                                                     122,129            (120,575)
         Other receivable                                                                      -             (40,000)
         Prepaid expenses                                                                      -               5,879
         Accounts payable                                                                (74,511)            (40,879)
         Due from related parties                                                        (68,058)                  -
         Accrued expenses                                                                 67,628             (12,889)
                                                                                   -------------       -------------
               Net cash (used) by operating activities                                  (664,033)           (182,681)
                                                                                   -------------       -------------

Cash flows used in investing activities
     Acquisition and disposal of subsidiaries                                            261,466              (6,577)
                                                                                   -------------       -------------
               Net (cash used in) provided by investing activities                       261,466              (6,577)
                                                                                   -------------       -------------

Cash flows from financing activities
     Change in bank overdraft                                                                  -             (11,839)
     Proceeds from issuance of notes payable                                              61,082             126,774
     Proceeds from common stock subscribed                                                80,200                   -
     Proceeds from issuance of common stock                                              314,800             113,000
                                                                                   -------------       -------------
               Net cash provided by financing activities                                 456,082             227,935
                                                                                   -------------       -------------

 Net increase in cash                                                                     53,515              38,677

Cash, beginning of year                                                                   38,677                   -
                                                                                   -------------       -------------

Cash, end of year                                                                  $      92,192       $      38,677
                                                                                   -------------       -------------

                             SEE ACCOMPANYING NOTES

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Supplemental disclosure of non-cash financing activities

     - During 2003, the Company issued 2,580,735 common shares upon the conversion of senior subordinated convertible debentures having a face value of $50,000 plus accrued and unpaid interest of $14,518.

     - During 2003, the Company agreed to issue 500,000 (which was recorded in common stock subscribed at December 31, 2003) for a trade-name and other intellectual property rights valued at $10,000.

     - During 2003, the Company issued 6 million common shares valued at $240,000 to acquire certain business assets. At December 31, 2002 these shares had not yet been issued and were recorded in common stock subscribed. In 2003, the Company decided to dispose of the business assets and has recorded them as discontinued operations (see note 5).

     - During 2003, recorded a gain on extinguishment of debt representing $236,794 of non-cash financing expense representing the fair value of 14,000,000 warrants issued in 2002 and 2003 pursuant to loan agreements with affiliates and $60,127 of unsecured aged liabilities.

     - During 2002, the Company acquired a subsidiary with net assets of $29,526 in exchange for $40,000 in cash and a note payable of $120,000 ($90,225 discounted value, see note 7).

     - During 2002, the Company issued 541,300 common shares valued at $27,065 to a third party as partial settlement on an office lease.

     - During 2002, the Company issued 375,000 common shares valued at $18,750 for investor and public relations services provided and 45,000 common shares valued at $2,700 for general consulting services provided.

                             SEE ACCOMPANYING NOTES

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     GOING CONCERN BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has had significant operating losses for several years and has an accumulated deficit of $9,259,788 at December 31, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources. The Company's ability to continue as a going concern is contingent upon its ability to realize on its available for sale securities.

     DESCRIPTION OF BUSINESS

     Pivotal Self-Service Technologies Inc. ("Pivotal" or the "Company"), formerly known as Wireless Ventures, Inc. conducted its business during 2003 through a series of wholly owned subsidiaries.

     On December 31, 2002, the Company acquired certain assets of DCS Battery Products Limited through a newly incorporated Prime Battery Products Limited ("Prime Battery"). Prime Battery began to distribute batteries and other ancillary products in North America on January 1, 2003. During fiscal 2003 management with the consent of the Board of Directors decided to dispose of the battery business (see note 5).

     The Company also conducted its business during a part of fiscal 2002 through another wholly-owned Canadian subsidiary known as Prime Wireless Inc. ("Prime Wireless"). The Company acquired all of the issued and outstanding Prime Wireless common shares on June 7, 2002 and disposed of the subsidiary on March 13, 2003 (see note 5).

     The operating results of Prime Wireless in 2002 and Prime Battery in 2003 have been classified as discontinued operations. The assets and liabilities of Prime Battery have been separately disclosed as held for sale. All intercompany accounts and transactions are eliminated in consolidation.

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

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     Investments

          The Company's marketable securities are classified as available-for-sale and are recorded at fair value. Available for sale unrealized gains and losses based on year end market prices, net of tax are recorded in stockholders' equity. Realized gains or losses and other than temporary declines in value, if any are reported in other income or expense as incurred.

     ADVERTISING AND MARKETING COSTS

          The Company expenses the costs of advertising and marketing as incurred. The Company did not incur any advertising and marketing expenses for the years ended December 31, 2003 and 2002.

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

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     NET LOSS PER SHARE

          For both 2003 and 2002, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

          Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

     FOREIGN CURRENCY

          THE FUNCTIONAL CURRENCY OF THE COMPANY IS THE U.S. DOLLAR AND THE FUNCTIONAL CURRENCY OF THE WHOLLY OWNED SUBSIDIARY LOCATED IN CANADA IS THE CANADIAN DOLLAR. ASSETS AND LIABILITIES OF THIS SUBSIDIARY ARE TRANSLATED TO U.S. DOLLARS AT YEAR-END EXCHANGE RATES AND INCOME STATEMENT ITEMS ARE TRANSLATED AT THE EXCHANGE RATES PRESENT AT THE TIME SUCH TRANSACTIONS ARISE. RESULTING TRANSLATION ADJUSTMENTS, IF MATERIAL, ARE RECORDED AS A SEPARATE COMPONENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME, A COMPONENT OF STOCKHOLDERS' EQUITY (DEFICIT). THE NET EXCHANGE DIFFERENCES RESULTING FROM THESE TRANSLATIONS WERE INCLUDED IN THE STATEMENT OF OPERATIONS IN 2003 AND 2002. FOR BOTH 2003 AND 2002 SUCH EXCHANGE DIFFERENCES WERE NOT MATERIAL.

3.   MARKETABLE SECURITIES

     On March 13, 2003, the Company disposed of a wholly owned subsidiary (Prime Wireless) and received 750,000 restricted shares of common stock of a publicly traded related entity, Wireless Age Communications, Inc. in exchange (note 5b). The Company has valued these securities at $1,860,000 as determined by the closing price of $2.48 per share on December 31, 2003. The Company has recorded a $1,743,526 unrealized holding gain on marketable securities as a separate component of comprehensive income within stockholders' equity.

     Eighty thousand of the Wireless Age shares have been pledged as security for two promissory notes to related parties totalling $100,000 (see note
     7c). In addition 50,000 Wireless Age shares were transferred on January 23, 2004 to an affiliate for settlement of a note payable totalling $124,000 (see note 7c). In addition, the Company agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradeable under a registration statement.

     In 2000, the Company purchased 160,000 shares of common stock of a publicly-traded entity for $480,000. In 2001 the Company pledged the securities and granted power of attorney rights to dispose of the shares to the Company's attorneys as part of a settlement agreement on amounts owed (note 7a). During the year ended December 31, 2002 the market value of these securities declined from $16,000 to $1,600 and accordingly the Company recorded a realized loss of $14,400. Effective December 31,

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     2002, the Company reflected the transfer of ownership of these shares to the attorneys by offsetting the remaining value of the securities with amounts owed to the Company's counsel.

4.   NOTE RECEIVABLE

     On October 15, 2002, the Company entered into a letter of intent to acquire an exclusive license for the manufacture and sale of a new line of high-end stone like products in the United States from a third party. Subsequently the Company, with the consent of the third party opted not to pursue the opportunity. During 2002 the Company had advanced $40,000 to the third party. On December 6, 2002, the advances were converted to a note receivable secured by the Company retaining the exclusive rights for the products. The note is non-interest bearing and was due and payable on June 30, 2003. The Company has record a provision of $40,000 against the note receivable during 2003 as substantial doubt exists on its collectibility.

5.   DISCONTINUED OPERATIONS

     In 2002, the Board of Directors made the decision to focus the business of the Company on the battery distribution business unit.

     During the fourth quarter of 2002, the Company committed to a plan, approved by the Board of Directors prior to year end, to dispose of the Prime Wireless subsidiary. Management initiated an active plan to sell the subsidiary at a price in relation to its market value and held discussions with a prospective buyer. The Company came to terms on a transaction and sold the subsidiary on March 13, 2003.

     In 2003, the Board of Directors made the decision to dispose of the battery business and seek other business opportunities.

     The Company has accounted for the disposition of Prime Battery and Prime Wireless in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144. Under FASB No. 144 the net gain or loss from the disposition of these assets is classified as discontinued operations in the Consolidated Statements of Operations and the assets and liabilities of Prime Battery are separately disclosed as held for sale in the Consolidated Balance Sheets.

     The results of operations for the discontinued operations is summarized below:

                                                                     2003             2002
          Loss from Prime Battery operations                     (236,491)               -
          Loss from 4CASH operations                                    -           (4,247)
          Income from Prime Wireless operations                    15,246           23,160
                                                              -----------      -----------
          Income (loss) from operations of discontinued
          operations, net of tax                                 (221,245)          18,913

          Gain from management fee forgiveness                          -           54,037

          Gain on disposal of Prime Wireless                            -                -
          Effect of disposal of 4CASH                                   -           52,378
          Loss from write off of 4CASH advances                         -          (13,375)
                                                              -----------      -----------
          Gain on disposal of subsidiary, net of tax                    -           39,003
                                                              -----------      -----------

          Income (loss) from discontinued operations             (221,245)         111,953
                                                              -----------      -----------

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     The discontinued operations of 4CASH are summarized as follows:

                                                                     2002
          Revenues                                                    729
                                                              -----------

          Expenses
               Direct costs                                           295
               Selling, general and administrative                  4,546
               Depreciation                                           135
                                                              -----------
                                                                    4,976
                                                              -----------

                 Net loss from discontinued operations             (4,247)
                                                              ===========

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

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     On March 13, 2003, the Company disposed of its investment in Prime Wireless and related assets to another publicly traded company in exchange for 1,500,000 common shares of the purchaser (of which 750,000 shares were transferred, pursuant to the June 7, 2002 purchase and sale agreement, as a share of proceeds, to the related party that the Company acquired Prime Wireless from).

     The proforma financial operating results, assuming the Prime Wireless acquisition was made as of the January 1, 2001, have not been included herein due to the sale of Prime Wireless subsequent to year end and as that proforma information would not materially add to the disclosure.

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     The discontinued operations of Prime Wireless during 2003 and 2002 are summarized as follows:

                                                                        2003             2002
          Revenues
               Commission income                                      26,322           65,923
               Sales                                                      16              255
                                                                 -----------      -----------
          Total revenues                                              26,338           66,178
          Less:
               Cost of sales                                               -              200
                                                                 -----------      -----------
          Gross profit                                                26,338           65,978

          Operating expenses                                          11,044           42,631
                                                                 -----------      -----------
          Operating income                                            15,294           23,347

               Depreciation                                               48              187
                                                                 -----------      -----------
                Net income from discontinued operations               15,246           23,160
                                                                 ===========      ===========

     (c) PRIME BATTERY ACQUISITION AND DISPOSITION

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

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     The acquisition was accounted for using the purchase method. The fair value of the assets and liabilities acquired were as follows:

               Current assets                                               $ 165,028
               Intangible assets                                              235,664
                                                                            ---------
                                                                              400,692

               Less:
               Liabilities                                                    160,692
                                                                            ---------
               Net assets acquired at fair values                           $ 240,000

               Total consideration:
               6,000,000 shares of the Company's common stock               $ 240,000

     The excess of the purchase price over net assets acquired has been allocated to intangible assets, representing customer lists and non-contractual customer relationships. Management has valued the Prime Battery intangible assets at $235,664 based on estimated future cash flows arising from two retail customers.

     During 2003, management initiated an active plan to sell the subsidiary at a price in relation to its market value and held discussions with prospective buyers.

     Pursuant to a letter agreement dated June 19, 2003 certain affiliates of the Company became guarantors of the $283,437 note payable outstanding at December 31, 2003.

     The discontinued operations of Prime Battery during 2003 are summarized as follows:

          Total revenues                                           1,194,457
          Less:
               Cost of sales                                         984,803
                                                                 -----------
          Gross profit                                               209,654
          Operating expenses:
               Selling, general & administrative                     282,333
               Occupancy                                              13,518
                                                                 -----------
          Operating expenses                                         295,851
          Other expenses:
               Interest                                              147,533
               Depreciation                                            2,761
                                                                 -----------
          Total expenses                                             446,145
                                                                 -----------

               Net loss from discontinued operations                (236,491)
                                                                 ===========

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     In accordance with disclosures required by FASB statement No. 144 the major categories of Prime Battery assets and liabilities held for sale as at December 31, 2003 were as follows:

          Cash                                                 $       (1,214)
          Due from related parties                                     76,878
          Accounts receivable                                           8,137
          Inventory                                                     2,297
          Deferred costs                                               33,500
          Other current assets                                          2,854
                                                               --------------
          Assets of discontinued operations - current          $      122,452
                                                               --------------

          Equipment, net                                       $        9,600
          Due from related parties                                      1,012
          Intangible assets                                           245,664
                                                               --------------
          Assets of discontinued operations - non current      $      256,276
                                                               --------------

          Accounts payable                                     $       83,118
          Accrued liabilities                                          14,298
          Note payable                                                283,437
                                                               --------------
          Liabilities of discontinued operation - current      $      380,853
                                                               --------------

6.   SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

     The senior subordinated convertible debentures totalling $91,500 at December 31, 2003, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant (see note 11) to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. Interest expense on these notes during 2003 and 2002 amounted to $10,048 and $11,320, respectively. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.

     During the year ended December 31, 2003, $50,000 of senior subordinated convertible debentures plus accrued interest of approximately $15,000 was converted to 2,580,735 common shares. These debenture holders, with the consent of the consent of the Board of Directors, were provided the option to convert principal plus interest into shares of the Company's common stock at a special reduced conversion price of $0.025 per share. Under the original terms of the debenture the Company would have issued 258,074 common shares upon conversion. However, under the revised terms 2,580,735 common shares were issued and the 2,322,661 incremental common shares issued valued at share prices between $0.02 - $0.04 resulted in non-cash financing expense charges of $78,876.

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

7.   NOTES PAYABLE

               Non-interest bearing note payable (a)                  $      57,500

               90 day note payable - director (b)                            77,131

               90 day note payable - affiliate (b)                          124,000

               90 day note payable - affiliate (c)                           50,000

               90 day note payable - affiliate (c)                           50,000

               5 year non-interest bearing note payable (d)                  90,225
                                                                      -------------

                      Total                                           $     448,856
                                                                      =============

     (a) During the year ended December 31, 2001, the Company issued a note payable of $160,000 to an unsecured creditor as partial payment of amounts owed. The note is non-interest bearing and was repayable with progressively increasing payments over a period of 15 months with final payment due in December 2002. The Company is currently in default.

     (b) On November 12, 2002, a director and an affiliate of the Company each provided $77,131 (CAD$100,000) 90-day loans to the Company. Under the terms of the agreements the lenders will receive a 5% fee of the amount borrowed, monthly interest of 2% of the balance borrowed (24% on an annual basis), warrants to purchase 1,000,000 common shares at $0.01 per share for each 30 days the loan is outstanding and another 5% of the loan balance if not repaid in 90 days.

          On December 29, 2003 the Company entered into a settlement agreement with the director pursuant to which the Company agreed to pay $101,041 (CAD$131,000) in cash on January 2, 2004 as full and complete repayment of the loan. As part of the settlement the director agreed to forgive all fees and warrants issuable under the terms of the loan.

          On January 23, 2004, the Company entered into a settlement agreement with the affiliate pursuant to which the Company agreed to transfer 50,000 shares of its marketable securities as repayment of the loan. As part of the settlement the affiliate agreed to forgive all fees and warrants issuable under the terms of the loan. In addition, the Company agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradeable under a registration statement.

     (c) On December 31, 2003, two affiliates of the Company each provided $50,000 90-day loans to the Company. The loans are at Canadian Prime + 2% and are due on March 30, 2004. The Company agreed to pledge to each lender 40,000 shares of the Company's available for sale securities as security for the notes.

     (d) On June 7, 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note has been discounted to $90,225 representing its present value using a 5% discount rate).

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

8.   RELATED PARTY TRANSACTIONS

     Amounts due to/from related parties generally result from transactions with companies under common control and are non-interest bearing with no specific terms for repayment. As at December 31, 2003 $40,702 was due from related parties.

     The Company accrued $60,000 to a related party for management fees services provided and was obligated under a premise lease arrangement (note 13) to a related party during the year ended December 31, 2003.

     On December 31, 2003, related parties provided loans totalling $100,000 to the Company (note 7c).

     On March 13, 2003, the Company sold a wholly owned subsidiary to a third party (note 5b), concurrent with the transaction, all of the officers and directors of the Company became officers and directors of the third party.

     In November 2002, a director of the Company provided a $77,131 (CAD$100,000) 90 day loan to the Company (see note 7b). In addition, a shareholder of an affiliate of the Company provided another $77,131 (CAD$100,000) loan on the same basis. These loans were issued in the normal course of business with terms as described in note 7b. The Company entered into settlement agreements with the director and the affiliate and both loans were repaid in January 2004 (see note 7b and 15).

9.   NON-CASH FINANCING EXPENSE

     During the year ended December 31, 2003, the Company provided senior subordinated debenture holders the ability to convert their debentures to common stock at an incentive conversion price of $0.025 per share rather than $0.25 per share as stipulated under the original terms of the debentures. Under the original terms of the debenture the Company would have issued 258,074 common shares upon conversion. However, under the revised terms 2,580,735 common shares were issued and the 2,322,661 incremental common shares issued valued at share prices between $0.02 - $0.04 resulted in non-cash financing expense charges of $78,876.

     During the year ended December 31, 2003 and 2002, the Company issued warrants to purchase 13,000,000 and 2,000,000 common shares, respectively, of the Company at $0.01 per share to related parties who had provided short term loans to the Company (note 7b and 11). The warrants are immediately exercisable and have a term to expiry of the later of December 31, 2004 or 90 days after the effectiveness of a registration statement. Management has valued the warrants, using a Black-Scholes pricing model at an aggregate value of $393,500 during fiscal 2003 and $92,000 during fiscal 2002. During fiscal 2003 and 2002 the Company expensed $158,042 and $92,000 of these costs as non-cash financing expense.

     Management used the following assumptions in the valuation; 1) expected life of 2.1 years, 2) 5% risk free interest rate, 3) expected volatility of 183.6% based on twenty share price observations between May 2001 and December 2002, and 4) 0% expected dividend yield. Accordingly, $92,000 has been recorded as a non-cash financing expense during the year ended December 31, 2002. On December 29, 2003 and January 23, 2004, the Company entered into settlement agreements under which the lenders agreed to cancel all warrants issued in 2002 and 2003 (note 7b).

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

10.  GAIN ON EXTINGUISHMENT OF DEBT

     The Company recorded a gain from cancellation of indebtedness and reversal of non-cash financing expenses totalling $296,291 during the year ended December 31, 2003.

     The balance includes $60,127 of various unsecured liabilities of the Company associated with previous business opportunities where the creditor has ceased communicating with the Company. Should the matter result in a future loss, the Company will recognize the loss when it becomes known.

     In addition, the Company recorded a gain of $236,794 associated with the forgiveness of 14,000,000 warrants issued during 2002 and 2003, pursuant to two loans received in 2002 (see note 7b and 9). Under the terms of settlement agreements with the lenders (who where affiliated of the Company) agreed to forgive all warrants issued. The Company and the creditors agreed that the Company would cease issuing warrants to the lenders in June 2003 until a settlement on the two loans was negotiated.

11.  CAPITAL STRUCTURE

     CAPITAL STOCK

          The Company is authorized to issue up to 150,000,000 common shares.

     COMMON STOCK SUBSCRIBED

          During 2003, 4,010,000 shares of the Company's common stock valued at $80,200 have been subscribed. In addition, the Company acquired an intangible asset valued at $10,000 with 500,000 shares of the Company's common stock which shares had not been issued at December 31, 2003 and was therefore recorded as common stock subscribed.

     VOTING RIGHTS

          The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     WARRANTS

          The following is a summary of warrant activity for 2003 and 2002:

                                                       Number of Shares to
                                                          Purchase under
                                                             Warrants                   Expiry Date
                                                      ----------------------------------------------------
           Balance, January 1, 2002                         12,327,515
           Issued                                            2,000,000             December 31, 2004(1)
           Surrendered and cancelled                        (6,100,000)
           Exercised                                                 -
                                                           -----------
           Balance, December 31, 2002                        8,227,515
                                                                                   Between November 14,
                                                                                   2005 and November 20,
           Issued                                           14,508,074             2006 (1)
           Surrendered and cancelled                       (14,000,000)            (2)
           Exercised                                                 -
                                                           -----------
           Balance, December 31, 2003                        8,735,589

          (1) Includes warrants to purchase 1,250,000 common shares at $0.04 per share issued under a warrant agreement for which another 1,250,000 warrants, exercisable at $0.10 per share are issuable upon exercise of the initial warrants.

          (2) Warrants issued on December 12, 2002 and June 12, 2003 were cancelled pursuant to a settlement agreements dated December 29, 2003 and January 23, 2004 (see notes 7b and 15).

          Warrants outstanding at December 31, 2003 are summarized as follows:

                                                      Year of             Vesting
                Number              Price              Issue              Period                 Term
            ---------------    ----------------    ---------------    -----------------    ----------------
             5,000,000         $        0.50           1999               Immediately             5 years
             1,227,515                  0.50           2001               Immediately             3 years
               258,074                  0.50           2003               Immediately             3 years
             1,000,000                  0.02           2003               Immediately             2 years
             1,250,000                  0.04           2003               Immediately             2 years
             ---------
             8,735,589
             ---------

          Weighted average exercise price is $0.379 and the weighted average life to expiry is 1.202 years. Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $3,312,795. A maximum of 8,735,589 common shares would be issued.

     STOCK OPTIONS

          In connection with the Company's reorganization in 1999, the 2000 stock option plan (2000 Plan) was established. The Company reserved a maximum of 3,000,000 options to be issued under the 2000 Plan.

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

          Options granted under both plans are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees". All options have been granted at a price equal to or greater than the fair value of the Company's common stock at the date of the grant.

          No options were granted under the 2000 Plan in either of 2002 or 2003.

          The following is a summary of stock option activity for 2003 and 2002:

                                                                                 2000 Plan
                                                                ---------------------------------------------
                                                                                             Weighted
                                                                                              Average
                                                                                             Exercise
                                                                       Shares                  Price
                                                                ------------------     ----------------------
           Balance, January 1, 2002                                    1,750,000         $       0.12
           Surrendered and cancelled                                    (500,000)                0.10
           Expired                                                      (100,000)                0.10
                                                                       ---------
           Balance, December 31, 2002                                  1,150,000         $       0.13
           Surrendered and cancelled                                           -
           Expired                                                      (150,000)                0.25
                                                                       ---------
           Balance, December 31, 2003                                  1,000,000         $       0.12

          During the year 2002, 500,000 options issued in 2001 to directors were returned to the Company. In addition 100,000 options issued in 2001 to employees were amended to expire on December 31, 2002 and expired unexercised. In 2003 150,000 options issued to officers expired unexercised.

          Options outstanding at December 31, 2003 are summarized as follows:

                                                    Year of             Vesting
              Number              Price              Issue              Period                 Term
          ------------       ---------------    ---------------    -----------------    ----------------
             100,000          $       0.25           2000               Immediately           1.1 years
             500,000                  0.10           2001                   2 years           7.6 years
             400,000                  0.10           2001               Immediately           0.5 years
          ----------
           1,000,000
          ----------

          At December 31, 2003, options exercisable according to the vesting period amounted to 1,000,000 with a weighted average exercise price of $0.115. The weighted average remaining contractual life of options outstanding and exercisable was 4.1 years at December 31, 2003.

12.  INCOME TAXES

     The Company files US Federal income tax returns for its US operations. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries.

     There was no provision for income taxes for the years ended December 31, 2003 and 2002.

     The total provision for income taxes differs from that amount which would be computed by applying the United States federal income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

     Year Ended December 31,                            2003             2002
                                                    Amount    %       Amount    %
     Statutory income tax rate (recovery)        $(244,299)  (34)   $(37,288)  (34)
     Foreign taxes payable                              --     0          --     0
     Non-deductible items                           23,799     3      20,799    19
     Use of losses carried forward                      --     0     (26,634)  (24)
     Other, including valuation
       allowance adjustment                        220,500    31      43,123    39
                                                 ---------          --------
     Net taxes (recovery and effective rate      $      --     0          --     0
                                                 ---------          --------
                                                 ---------          --------

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

                                                   December 31, 2003        December 31, 2002
                                                 Component   Tax Effect   Component   Tax Effect
     Net operating losses - domestic             $ 389,937   $ 132,578    $ 146,832    $ 49,925
     Less valuation allowance                     (389,937)   (132,578)    (146,832)    (49,925)
                                                 ---------   ---------    ---------    ---------
                                                 $      --   $      --    $      --    $      --
                                                 ---------   ---------    ---------    ---------
                                                 ---------   ---------    ---------    ---------
     Net operating losses - foreign              $ 328,589   $ 111,720    $  37,160    $  12,634
     Use of losses carried forward                                          (37,160)     (12,634)
     Less valuation allowance                     (328,589)   (111,720)          --           --
                                                 ---------   ---------    ---------    ---------
                                                 $      --   $      --    $      --    $      --
                                                 ---------   ---------    ---------    ---------
                                                 ---------   ---------    ---------    ---------

     At December 31, 2003, the Company had cumulative net operating loss carry-forwards of approximately $2,100,000 and $200,000 in the United States and Canada respectively. These amounts will expire in various years through 2020. The related deferred tax asset have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.

13.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     On January 31, 2003, the Company entered into an office lease with an entity that an officer and director of the Company is a shareholder. The Company is committed under the lease agreement for rental payments until January 31, 2004. Minimum monthly lease payments are approximately $951.

     Contingencies

     Pursuant to a letter agreement dated June 19, 2003 became a party to a loan agreement between the Company's wholly owned operating subsidiary and a note holder owed $283,437 as at December 31, 2003.

14.  SEGMENT INFORMATION

     All businesses of the Company are categorized as discontinued operations.

15.  SUBSEQUENT EVENTS

     On January 2, 2004 the Company repaid a $77,131 (CAD$100,000) 90-day loan provided by a director of the Company on November 12, 2002 (see Note 7b).

     On January 23, 2004 the Company entered into a Settlement Agreement with an affiliate who provided the Company with a $77,131 (CAD$100,000) 90-day loan on November 12, 2002 (see Note 7b). Under the terms of the settlement the Company transferred 50,000 shares of its Wireless Age Communications, Inc. marketable securities in payment of the loan. In addition, the Company agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradeable under a registration statement. As part of the settlement the affiliate agreed to forgive all interest and warrants issuable under the original loan agreement.

     On February 9, 2004 announced that it entered into a Letter of Intent to acquire all of the issued and outstanding common shares of Phantom Fiber Corporation, a provider of secure wireless technology and mobile solutions. Under the terms of the Letter of Intent Pivotal will issue common stock in exchange for all of the issued and outstanding Phantom Fiber common shares. The transaction is subject to further due diligence and receipt of various approvals and consents by all parties.

16.  COMPARATIVE FIGURES

CONTINUED...

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     The comparative figures have been reclassified in accordance with the current year presentation.

CONTINUED...

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

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

         10.11      Loan Agreement by and between Prime Battery Products Limited, 3686469 Canada Inc. and Elliott & Andrews
                    Studios Inc. dated March 14, 2003.

         10.12      Purchase and Sale Agreement by and between Pivotal Self-Service Technologies Inc. and Wireless Age
                    Communications Inc. dated March 13, 2003.

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

   Date:  March 30, 2004
                               PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                           By:


                                /s/ John G. Simmonds

                               ----------------------------------------------
                                     JOHN G. SIMMONDS,  CEO


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                                     TITLE                              DATE
                ----                                     -----                              ----
/s/ John G. Simmonds

--------------------------------------
     JOHN G. SIMMONDS                            Chairman/CEO/Director                 March 30, 2004
                                             (principal executive officer)


/s/ Brian Usher-Jones

--------------------------------------
     BRIAN USHER-JONES                                  Director                       March 30, 2004


/s/ Gary N. Hokkanen

--------------------------------------
     GARY N. HOKKANEN                                     CFO                          March 30, 2004
                                             (principal accounting officer)

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


Date: March 30, 2004               By:      /s/ John G. Simmonds
                                            --------------------

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


Date: March 30, 2004               By:      /s/ Gary N. Hokkanen
                                            --------------------

                                            Gary N. Hokkanen

                                            Principal Financial Officer