Form 10QSB
period 2004-05-14
PIVOTAL SELF SERVICE TECHNOLOGIES INC
filed 2004-05-17
CIK 49397

      As filed with the Securities and Exchange Commission on May 17, 2004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the Quarterly Period Ended March 31, 2004

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

                                13980 JANE STREET
                       KING CITY, ONTARIO, CANADA, L7B 1A3
                    (Address of Principal Executive Offices)

                                 (905) 833-3838
                (Issuer's Telephone Number, Including Area Code)


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

             YES    X                                         NO
                   ---                                            ---

The number of shares of common stock outstanding as of March 31, 2004: 82,704,871

================================================================================

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.




                                      INDEX


    PART I          FINANCIAL INFORMATION

    Item 1.         Condensed Financial Statements (unaudited)
                           Condensed Consolidated Balance Sheet.............................................   3
                           Condensed Consolidated Statements of Operations and Comprehensive (Loss).........   4
                           Condensed Consolidated Statements of Stockholders' Equity........................   5
                           Condensed Consolidated Statements of Cash Flows..................................   7
                           Notes to Condensed Consolidated Financial Statements.............................   8

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  15


    Item 3.         Controls and Procedures.................................................................  20


    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  22

    Item 2.         Change in Securities and Use of Proceeds................................................  22

    Item 3.         Defaults Upon Senior Securities.........................................................  22

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  22

    Item 5.         Other Information.......................................................................  22

    Item 6.         Exhibits and Reports on Form 8-K........................................................  23
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures and certifications...........................................................................  25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS

Current Assets:
    Cash                                                                                         $  2,120
    Notes receivable                                                                              180,000
    Marketable securities (note 8)                                                                923,800
    Assets of discontinued operations (note 7)                                                     55,467
----------------------------------------------------------------------------------------------------------
Total current assets                                                                            1,161,387
----------------------------------------------------------------------------------------------------------

    Assets of discontinued operations (note 7)                                                     75,700
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $1,237,087
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                            $ 31,600
     Accrued expenses - interest                                                                   29,900
     Accrued expenses - professional fees                                                          34,516
     Accrued expenses - directors' fees                                                            18,300
     Accrued expenses - other                                                                      24,782
     Notes payable (note 6)                                                                       147,725
   Senior subordinated convertible debentures (note 5)                                             91,500
   Liabilities of discontinued operations (note 7)                                                318,263
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         696,586

Stockholders' equity
   Common stock, $.001 par value, 150,000,000 shares authorized,
   82,704,871 shares, issued and outstanding at March 31, 2004.                                    82,705
   Preferred stock, $100 par value, 8%, non-voting, convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                                -
   Additional paid-in capital                                                                   8,715,084
   Common stock subscribed                                                                         62,200
   Accumulated deficit                                                                         (9,146,487)
   Accumulated other comprehensive income                                                         826,999
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                        540,501
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,237,087
----------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  2004                   2003
                                                                                  ----                   ----
 Operating expenses:
     General and administrative expenses                                      $ 51,137                $92,017
     Occupancy                                                                   3,420                  7,543
     Interest                                                                   61,874                 11,269
 -------------------------------------------------------------------------------------------------------------
 Total operating expenses                                                      116,431                110,829

 Other expense
     Foreign exchange loss                                                       1,188                 19,537
     Non-cash financing expense                                                      -                 11,064
     Gain on disposal of marketable securities                               (262,025)                      -
 -------------------------------------------------------------------------------------------------------------
 Total expenses                                                              (144,406)                141,430
 -------------------------------------------------------------------------------------------------------------

 Net income (loss) before discontinued operations                              144,406               (141,430)

 Discontinued operations:
     (Loss) from operations of discontinued operations,
     net of tax                                                               (31,105)                (26,094)
     Gain on disposal of subsidiary, net of tax                                      -                  5,868
 -------------------------------------------------------------------------------------------------------------
 Income from discontinued operations                                          (31,105)                (20,226)

 =============================================================================================================
 Net income (loss)                                                            $113,301              $(161,656)
 =============================================================================================================

 Basic earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding                       80,158,356             60,401,106
       Basic earnings (loss) per share                                         $0.0014               $(0.0026)
       Earnings (loss) from continuing operations                              $0.0018               $(0.0023)
       Earnings (loss) from discontinued operations                           $(0.0004)              $(0.0003)
 Diluted earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding                       89,893,945             69,738,621
       Diluted earnings per share                                              $0.0013                      -
       Diluted earnings from continuing operations                             $0.0016                      -
       Diluted (loss) from discontinued operations                            $(0.0003)                     -



                                                                       Comprehensive
                                                                       Income (Loss)


 Net income (loss)                                                            $113,301              $(161,656)
 Other comprehensive income (loss):
 Unrealized holding (loss)  on marketable securities                          (917,025)                     -
 Foreign exchange translation gain (loss)                                        4,567                  6,510
 -------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                                       $(799,157)             $(155,146)
 -------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                               Common Stock
                        ----------------------------
                                                                                              Accumulated
                                                       Common     Additional                     Other           Total
                                                       Stock       Paid-in     Accumulated   Comprehensive   Stockholders'
                           Shares          Amount    Subscribed    Capital       Deficit         Income          Equity
                        -------------    ----------- ----------- ------------- ------------- --------------- ---------------
Balance, December 31,
 2002                    53,953,606   $     53,953      252,750    8,039,213    (8,521,262)           -          (175,346)

Issuance of common
stock for business
assets acquires           6,000,000          6,000    (240,000)      234,000            -             -                 -

Issuance of common
stock in connection
with private
placements                4,410,000          4,410            -       83,790            -             -            88,200

Common stock
subscribed                        -              -      109,800            -            -             -           109,800

Adjustment arising
from warrants issued              -              -            -       11,063            -             -            11,063

Adjustment arising
 from foreign
 exchange translation
 gain                                                                                             6,510             6,510

Net loss for year
 three month period
 ended March 31, 2003             -              -            -            -      (161,656)           -          (161,656)

                        -------------    ----------- ----------- ------------- ------------- --------------- ---------------
Balance, March 31,
 2003                    64,363,606   $     64,363      122,550    8,368,066   (8,682,918)        6,510          (121,429)
                        -------------    ----------- ----------- ------------- ------------- --------------- ---------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                               Common Stock
                        ----------------------------
                                                                                              Accumulated
                                                       Common     Additional                     Other           Total
                                                       Stock       Paid-in     Accumulated   Comprehensive   Stockholders'
                           Shares          Amount    Subscribed    Capital       Deficit         Income          Equity
                        -------------    ----------- ----------- ------------- ------------- --------------- ---------------
Balance, December 31,
 2003                    78,911,841   $     78,912       90,200    8,646,447    (9,259,788)   1,739,457         1,295,228

Issuance of common
stock for tradename         500,000            500      (10,000)       9,500            -             -                 -

Issuances of common
stock in connection
with private placement    3,293,030          3,293      (62,430)      59,137            -             -                 -

Common stock
subscribed                        -              -       44,430            -            -             -            44,430

Adjustment arising
from unrealized loss
on marketable
securities                        -              -            -            -            -       (917,025)         (917,025)

Adjustment arising
 from foreign
 exchange translation
 gain                                                                                             4,567             4,567

Earnings for the
 three month period
 ended March 31, 2004             -              -            -            -      113,301             -           113,301

                        -------------    ----------- ----------- ------------- ------------- --------------- ---------------
Balance, March 31,
 2004                    82,704,871   $     82,705       62,200    8,715,084   (9,146,487)      826,999           540,501
                        -------------    ----------- ----------- ------------- ------------- --------------- ---------------

                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                             March 31,

                                                                                           2004         2003
   ----------------------------------------------------------------------------------------------------------
   NET CASH USED IN OPERATIONS
       Net income (loss)                                                               $113,301   $(161,656)
       Adjustments to reconcile net loss
         to net cash (used in) operating activities:
            Depreciation and amortization                                                     -           40
            Gain on disposal of marketable securities                                  (262,025)           -
            Foreign exchange loss                                                         1,188       19,537
            Non-cash financing expense                                                        -       11,064
   Changes in operating accounts, net of acquisition and disposition:
            Accounts receivable                                                               -     (275,588)
            Inventory                                                                         -      (40,185)
            Deposits                                                                          -     (101,500)
            Due from related parties                                                     40,702     (128,684)
            Other current assets                                                              -       (1,970)
            Accounts payable and accrued expenses                                       (10,227)      73,681
   ----------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                             (117,061)    (605,261)
   ----------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                                             -       (1,069)
         Acquisition of subsidiary                                                            -            -
   ----------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                    -       (1,069)
   ----------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock subscribed                                           44,430            -
         Proceeds from sale of common stock                                                   -      198,000
         Proceeds (repayment) of loans and advances                                     (17,441)     392,771
   ----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                            26,989      590,771
   ----------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                          (90,072)     (15,559)
   ----------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                            92,192       38,677
   ----------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                 $ 2,120      $23,118
   ----------------------------------------------------------------------------------------------------------

Non cash financing activities:

During the three month period ended March 31, 2004, the Company:

     o Transferred 130,000 shares of Wireless Age Communications, Inc. (recorded in marketable securities) in settlement of notes payable including principal and accrued interest totaling $281,200.

     o Transferred intangible assets valued at $180,000 to a related party in exchange for the return of 6,000,000 shares of the Company' common stock, which in turn the Company transferred the common stock to another related party in exchange for a promissory note of $180,000

During the quarter ended March 31, 2003, the Company recorded a non-cash financing expense of $11,064 reflecting amortization of the fair value of 7,000,000 warrants issued pursuant to loan agreements.


                 See accompanying notes to financial statements.

                     PIVOTAL SELF-SERVICE TECHNOLOGIES INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 - RECENT DEVELOPMENTS

On April 21, 2004, the Company entered into a Purchase Agreement to acquire Phantom Fiber Corporation (Phantom Fiber). The Phantom Fiber acquisition is subject to attaining the consent of stockholders to certain matters to be presented at a stockholders meeting. The acquisition shall close within seven days of the meeting, subject to obtaining the required consents.

Pursuant to the agreement, in consideration for all of the issued and outstanding securities of Phantom Fiber, upon closing, the Company will issue 137,410,735 common shares to the Phantom Fiber shareholders and the Company will issue another 30,000,000 common shares and warrants to purchase 15,000,000 additional common shares in exchange for subordinated convertible debentures of Phantom Fiber.

The common stock issuable pursuant to the agreement exceeds the number of shares that the Company is authorized to issue. Therefore the Board of Directors of the Company is seeking the stockholders' approval to increase in the number of shares that the Company is authorized to issue from 150,000,000 to 400,000,000.

Pursuant to the agreement, Jeff Halloran, Graham Simmonds, Gordon Fowler and Stephen Gesner have been nominated for election to the Company's Board of Directors. At closing John Simmonds and Brian Usher-Jones will resign as Directors. In connection with the acquisition, John G. Simmonds, Gary N. Hokkanen and Carrie J. Weiler have agreed to resign, effective as of the closing, as Chief Executive Officer, Chief Financial Officer and Corporate Secretary, respectively, and will be replaced by Jeff Halloran as Chief Executive Officer and Vince Bulbrook as Chief Financial Officer and Corporate Secretary. Also in connection with the acquisition, the Company has agreed to change its name from Pivotal Self-Service Technologies Inc. to Phantom Fiber Corporation. In order to attract and retain strong management the Company also plans to amend its 2000 Stock Option Plan.

NOTE 2 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

GOING CONCERN AND BASIS OF PRESENTATION

         The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $9,146,487 at March 31, 2004. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

         In order to ensure the success of the new business, the Company is dependent upon the ability to realize substantial value from its investment in available for sale securities.

         The accompanying condensed unaudited consolidated financial statements of Pivotal Self-Service Technologies Inc., (the "Company" or "Pivotal"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pivotal Self-Service Technologies Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

         The Company also conducted its business during part of fiscal 2003 through another wholly-owned subsidiary called Prime Wireless Corporation. ("Prime Wireless") which was in the business of earning sales commissions from selling Vertex-Standard two way radio products in Canada, under an exclusive distribution agreement. During the three month period ended March 31, 2003, the Company disposed of all the issued and outstanding shares of Prime Wireless.

         During fiscal 2003 management with the consent of the Board of Directors decided to dispose of the battery business. The operating results of Prime Wireless in 2003 and Prime Battery in 2003 have been classified as discontinued operations. The assets and liabilities of Prime Battery have been separately disclosed as held for sale.


NOTE 3 - BATTERY BUSINESS OPERATIONS

         In 2004, as part of the continuing steps to dispose of the battery business, the Company transferred certain intellectual property rights representing the Canadian dollar store customer lists to David C. Simmonds in exchange for the 6,000,000 common shares of the Company that were issued to him on December 31, 2002 in the battery business acquisition. Immediately upon the completion of this transaction the Company transferred the securities to a related party A.C. Simmonds & Sons division of Wireless Source Distribution Ltd (a wholly owned subsidiary of Wireless Age Communications, Inc.) in exchange for a $180,000 promissory note of Wireless Source. The note becomes due on December 31, 2004.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         INVESTMENT

         The Company's investment in marketable securities is classified as available for sale securities. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders' equity until realized.

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

         EARNINGS OR LOSS PER SHARE

         For the three month period ended March 31, 2004 earnings per share has been computed using the net income for the year divided by the weighted average number of shares outstanding.

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

NOTE 5 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

         The senior subordinated convertible debentures totaling $91,500 at March 31, 2004, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.

NOTE 6 - NOTES PAYABLE


           Non-interest bearing note payable (a)                  $      57,500

           5 year non-interest bearing note payable (b)                  90,225
                                                                  -------------

           Total                                                  $     147,725
                                                                  =============

(a) In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued and has since been paid down to $57,500.


(b) In 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note was discounted to $106,000 representing its present value using a 5% discount rate and has been paid down to $90,225). The Company issued this note as part of the acquisition of Prime Wireless that was later disposed of on March 13, 2003.


NOTE 7 - DISCONTINUED OPERATIONS

         The Company has accounted for the disposition of Prime Wireless in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144. Under FASB No. 144 the net gain or loss from the disposition of these assets is classified as discontinued operations in the Consolidated Statements of Operations.

         In 2003, the Board of Directors made the decision to dispose of the battery business and seek other business opportunities.

         Accounting for the discontinued operations for the three month periods ended March 31, 2004 and 2003 is summarized below:

                                                                      2004        2003

                 Loss from Prime Battery operations                  (31,105)    (41,340)
                 Income from Prime Wireless operations                     -      15,246
                                                                    ------------ ----------
                 Loss from operations of
                 discontinued operations, net of tax                 (31,105)    (26,094)
                                                                    ------------ ----------


                 Gain on disposal of Prime Wireless                        -       5,868
                                                                    ------------ ----------
                 Gain on disposal of subsidiary, net of tax                -       5,868
                                                                    ------------ ----------

                 Loss from discontinued operations                   (31,105)    (20,226)
                                                                    ============ ==========

PRIME WIRELESS

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

         The discontinued operations of Prime Wireless are summarized as follows:

                                                                   2003
                 Revenues
                 Commission income                                      $ 26,322
                 Sales                                                        16
                                                                  ----------------
                 Total revenues                                           26,338
                 Less:
                 Cost of sales                                                 -
                                                                  ----------------
                 Gross profit                                             26,338
                                                                  ----------------

                 Operating expenses                                       11,474
                                                                  ----------------
                 Operating income                                         14,864

                 Depreciation                                                 48
                 Foreign exchange gain                                      (430)
                                                                  ----------------
                 Net income from discontinued operations                $ 15,246
                                                                  ================


PRIME BATTERY

         The discontinued operations of Prime Battery are summarized as follows:

                                                   2004       2003
Revenues
Sales                                              $ 2,259    $433,700
Royalties                                            6,597           -
                                                  ---------- -----------
Total revenues                                       8,856     433,700
Less:
Cost of sales                                        2,259     368,360
                                                  ---------- -----------
Gross profit                                         6,597      65,340
                                                  ---------- -----------

Operating expenses                                     151      83,614
                                                  ---------- -----------
Operating income                                     6,446     (18,274)

Depreciation                                           833          40
Interest                                            36,718      23,026
                                                  ---------- -----------
Net income from discontinued operations           $(31,105)   $(41,340)
                                                  ========== ===========

NOTE 8 - MARKETABLE SECURITIES

         As described in Note 6, the Company disposed of the Prime Wireless subsidiary and received, net 750,000, common shares of a publicly traded entity called Wireless Age Communications, Inc. (OTCBB:WLSA). The securities held by the Company represent a 3.7% ownership position in Wireless Age.

         On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who had provided a loan of $123,129 to the Company in November 2002. The transfer of these shares was in payment of the $162,000 loan ($123,129 principal plus accrued interest of $38,871). The Company also agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradeable under a registration statement.

         On March 31, 2004, the Company also transferred 40,000 of the Wireless Age shares each to two affiliates of the Company who had each provided $50,000 90 day loans to the Company in complete repayment of the loans ($50,000 principal plus accrued interest of $9,600 each).

         During 2003 the Company changed the classification of these securities from held to maturity to available for sale. The Company plans to dispose of these securities over the next twelve months in order to finance the growth of the Phantom Fiber business. These securities are currently restricted however the Company believes it will have the ability to dispose of all of the shares under regulatory rules within twelve months.

         Unrealized holding gains and losses are shown separately as a component of shareholders' equity. During the three month period ended March 31, 2004 the share price of these securities declined from $2.48 at the beginning of the period to $1.49 at the end. Accordingly the securities have been valued within current assets at $923,800 and the Company recorded an unrealized holding loss of $917,025 during the quarter.

NOTE 9 - DUE TO RELATED PARTIES

         Amounts due to/from affiliates, which are included in accounts payable, generally result from transactions with companies under common control and are non-interest bearing with no specific terms for repayment.

         On January 23, 2004, the Company transferred 50,000 Wireless Age Communications, common shares (marketable securities) to a related party (related by virtue of their ownership position in the Company), in repayment of a promissory note of $162,000. The Company also agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradeable under a registration statement.

         On March 31, 2004, the Company transferred 40,000 Wireless Age Communications, Inc. common shares of marketable securities, each to two related parties (related by virtue of being children of a director) in repayment of $59,600 loans.

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


         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

         The Company recorded income for the three month period ended March 31, 2004 of $113,301 ($0.0014 per share) compared to a net loss of $161,656 ($0.0026 per share) during the comparative period in the prior year. The income from continuing operations during the three month period ended March 31, 2004 was $144,406 compared to a net loss of $141,430 in the prior year period. Loss from discontinued operations was $31,105 during the three month period ended March 31, 2004 compared to a loss of $20,226 in the comparative period a year ago.

         The year over year swing from a continuing operations loss a year ago to earnings in 2004 is primarily the result of the Company recording a gain on disposal of 130,000 shares of Wireless Age.

         All of the Company's revenues were from discontinued operations.

         Total operating expenses were $116,431 during the quarter ended March 31, 2004 compared to $110,829 in the prior year. The decrease is primarily the result of reduced levels of general, administrative and occupancy costs. The Company has been preparing for the proposed Phantom Fiber acquisition and all corporate costs have been paired to a minimum.

         General and administrative expenses during the three month period ended March 31, 2004 totaling $51,137 consisted of; 1) wages, benefits and consulting fees of $34,198 (which includes $30,000 in executive management fees accrued to a related party), 2) professional fees including transfer agent fees of $11,781, and 3) various miscellaneous costs totaling $5,158.

         General and administrative expenses during the three month period ended March 31, 2003 consisted of; 1) wages and consulting costs of $71,047, 2) professional fees, including transfer agent fees of $19,360, and 3)
$1,610 of miscellaneous costs.

         Occupancy costs consisted of rent of $3,420 paid to a related party during the three month period ended March 31, 2004 and $2,927 in rent and $4,616 in utilities during the comparative period in the prior year.

         Interest expense during the three month period ended March 31, 2004 was $61,874 compared to $11,269 during the three month period ended March 31, 2003. The increase in interest expense is the result of revaluing certain related party notes payable by $52,211 to the value of marketable securities received on date of repayment

         The Company recorded a foreign exchange loss of $1,188 during the three month period ended March 31, 2004 compared to $19,357 in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company's Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar.

         During the three month period ended March 31, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 7,000,000 shares of the Company's common stock at exercise prices of $0.01 or $0.02 per share. The Company has determined that the non-cash financing expense associated with the issuance of these warrants was $461,000. In addition the Company opted to amortize these costs effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense totaled $11,064 during the current quarter.

         The Company recorded a gain on disposal of marketable securities of $262,025 during the current quarter. The Company settled notes payable including principal and accrued interest totaling $281,200 by transferring 130,000 Wireless Age common shares (marketable securities) having a cost basis of $19,175.

         During the three month period ended March 31, 2004 the Company recorded a foreign exchange gain of $4,567 arising from the translation of the Canadian dollar denominated subsidiary financial statement to US dollars and a $917,025 unrealized holding loss on its available for sale securities.

DISCONTINUED OPERATIONS

         The Company has classified the operating results of Prime Wireless and Prime Battery as discontinued operations in the Consolidated Statement of Operations. Prime Wireless was disposed of on March 13, 2003 and the Company is in the process of disposing of Prime Battery in preparation of its acquisition of Phantom Fiber.

PRIME WIRELESS

         The operating results of Prime Wireless during the three month period ended March 31, 2003 are summarized as follows:

                                                                   2003

                 Revenues
                 Commission income                                     $ 26,322
                 Sales                                                       16
                                                                  ---------------
                 Total revenues                                          26,338
                 Less:
                 Cost of sales                                                -
                                                                  ---------------
                 Gross profit                                            26,338
                                                                  ---------------

                 Operating expenses                                      11,474
                                                                  ---------------
                 Operating income                                        14,864

                 Depreciation                                                48
                 Foreign exchange gain                                     (430)
                                                                  ---------------
                 Net income from discontinued operations               $ 15,246
                                                                  ===============

         Revenues of the Prime Wireless subsidiary were $26,338 during the three month period ended March 31, 2003 consisting of commissions earned on sales of Vertex Standard two way radios in Canada.

         General and administrative expenses of Prime Wireless during the three month period ended March 31, 2003 were $11,474. Selling, general and administrative expenses included salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $48 during the period and the company recorded a foreign exchange translation gain.

PRIME BATTERY

         The operating results of Prime Battery during the three month period ended March 31, 2004 and 2003 are summarized as follows:

                                                    2004      2003

Revenues
Sales                                              $ 2,259   $433,700
Royalties                                            6,597          -
                                                  ---------- ----------
Total revenues                                       8,856    433,700
Less:
Cost of sales                                        2,259    368,360
                                                  ---------- ----------
Gross profit                                         6,597     65,340
                                                  ---------- ----------

Operating expenses                                     151     83,614
                                                  ---------- ----------
Operating income                                     6,446    (18,274)

Depreciation                                           833         40
Interest                                            36,718     23,026
                                                  ---------- ----------
Net income from discontinued operations           $(31,105)  $(41,340)
                                                  ========== ==========


         During the three month period ended March 31, 2004 discontinued operations of Prime Battery resulted in a loss of $31,105 compared to a loss of $41,340 in the comparative period a year ago. The Company granted a sublicense, to a related party, the Canadian distribution rights of the battery business effective July 1, 2003. Therefore the revenues declined significantly between 2003 and 2004 as did the operating costs. Post June 30, 2003 Prime Battery earned royalties from the related party and was not responsible for any appreciable operating costs.

         Interest expense continued to be substantial due to Prime Battery's inability to repay a note payable as originally contemplated and therefore incurred significant penalties and interest during the first quarter of fiscal 2004.

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

Investment

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

         FINANCIAL CONDITION

         Total assets decreased from $2,371,622 at December 31, 2003 to $1,237,087 at March 31, 2004. The decrease is primarily due to a decline in the carrying value of the Company's marketable securities and a depletion of the Company's cash balances.

         At March 31, 2004, the Company held 620,000 common shares of Wireless Age Communications, Inc., a publicly traded entity whose share price is quoted on the NASD's Over-The-Counter Bulletin Board under the symbol "WLSA". The securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003. The Company has valued these securities at $923,800 ($1.49 per share). On December 31, 2003 the Company held 750,000 shares of Wireless Age and during the three month period ended March 31, 2004 utilized 130,000 shares to repay $281,200 of notes payable to related parties including principal and accrued interest.

         Cash balances declined from $92,192 on December 31, 2003 to $2,120 on March 31, 2004, primarily due to funding of cash operating losses.

         Current assets of discontinued operations decreased from $122,452 at December 31, 2003 to $55,467 at March 31, 2004. The decrease is attributable to the Company transferring certain intellectual property rights to a related party in exchange for a promissory from a related party of $180,000 due on December 31, 2004 (see Battery Business Operations). The intellectual property rights consisted on Canadian dollar store customer lists which were recorded as long term intangible assets.

         Total liabilities decreased from $1,076,394 at December 31, 2003 to $696,586 at March 31, 2004. The decrease in liabilities is the result of retiring notes payable (including principal and accrued interest) of $228,989 with 130,000 shares of the Company's marketable securities during the first quarter and a reduction in liabilities of discontinued operations from $380,853 to $318,263.

         Common stock and additional paid in capital, increased from $8,725,359 at December 31, 2003 to $8,797,789 at March 31, 2004. The increase was due to;
1) 500,000 common shares issued for intangible assets acquired in 2003 (and recorded in common stock subscribed at December 31, 2003) valued at $10,000, 2) a private placement of 343,030 common shares at $0.01 per share, and 3) private placements for a total of 2,950,000 common shares at $0.02 per share. Common stock subscribed decreased by $28,000 from $90,200 at December 31, 2003 to $62,200 at March 31, 2004. The reason for the decrease is the amount of common stock under private placements for which certificates were issued during the quarter exceeded the amount of new subscriptions received.

         The accumulated deficit decreased by the earnings for the three month period ended march 31, 2004 of $113,301. The Company also recorded a foreign exchange translation gain of $4,567 and a $917,025 unrealized holding loss on available for sale securities.

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

         LIQUIDITY AND CAPITAL RESOURCES

         For the three month period ended March 31, 2004, cash used in operating activities amounted to $117,061 primarily as a result of operating losses. Cash provided by financing activities during the three month period ended March 31, 2004 amounted to $26,989 resulting from $17,441 net reduction in notes payable offset by an increase in common stock issued and/or subscribed of $44,430

         The Company plans to begin liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $923,800 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes in the battery business and settle certain historic liabilities of the parent entity. The Company also plans to dispose of the battery business and will rely on the proceeds of disposition to fund future growth requirements.

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

         In addition, the Company did not make certain principal and interest repayments on a note payable in its wholly owned subsidiary when they became due. The Company has reduced the amount of the liability subsequent to March 31, 2004 and was able to negotiate a new agreement during the month of April 2004.

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

(b)      REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  MAY 17, 2004                 BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            Chairman/CEO/Director



DATE:   MAY 17, 2004                BY:     /s/ Gary N. Hokkanen
                                            ---------------------------------
                                            Gary N. Hokkanen
                                            CFO

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

Date:  May 17, 2004                         By:     /s/ John G. Simmonds
                                                    ----------------------------
                                                    John G. Simmonds
                                                    Principal Executive Officer

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

Date:  May 17, 2004                         By:     /s/ Gary N. Hokkanen
                                                    ----------------------------
                                                    Gary N. Hokkanen
                                                    Principal Financial Officer