Form 10QSB
period 2004-06-30
PHANTOM FIBER CORP
filed 2004-08-19
CIK 49397

As filed with the Securities and Exchange Commission on August 19, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 001-15627

Phantom Fiber Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	042451506
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

144 Front Street, Suite 580 Toronto, Ontario, Canada, M5J 2L7
(Address of Principal Executive Offices)

(416) 703-4007
(Issuer’s Telephone Number, Including Area Code)

Pivotal Self Service Technologies Inc. 13980 Jane Street King City, Ontario, Canada, L7B 1A3
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

The number of shares of common stock outstanding as of June 30, 2004: 94,308,336

Phantom Fiber Corporation

PART I. Financial Information

Item 1.  Condensed Financial Statements

Phantom Fiber Corporation

Condensed Consolidated Balance Sheet

June 30, 2004

(UNAUDITED)

ASSETS

Current Assets:
Cash	$5,541
Marketable securities (note 8)	930,000
Other current assets	324,100
Assets of discontinued operations (note 7)	39,868
Total current assets	1,299,509

Assets of discontinued operations (note 7)	74,924
TOTAL ASSETS	$1,374,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$201,016
Accrued expenses – interest	23,040
Accrued expenses – professional fees	15,000
Accrued expenses – directors’ fees	18,300
Accrued expenses – other	21,819
Notes payable (note 6)	147,725
Senior subordinated convertible debentures (note 5)	66,500
Liabilities of discontinued operations (note 7)	128,651
Total current liabilities	622,051

Stockholders’ equity
Common stock, $.001 par value, 150,000,000 shares authorized, 94,308,336 shares, issued and outstanding at June 30, 2004.	94,308
Preferred stock, $100 par value, 8%, non-voting, convertible, redeemable, 2,000 shares authorized, No shares issued and outstanding	—
Additional paid-in capital	9,253,997
Common stock subscribed	29,200
Accumulated deficit	(9,463,529)
Accumulated other comprehensive income	838,406
Total stockholders’ equity	752,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,374,433

See accompanying notes to financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Operating expenses:
General and administrative expenses	$315,553	$147,441	$366,690	$259,785
Occupancy	1,436	7,209	4,856	14,752
Interest	2,756	12,528	64,630	23,797
Total operating expenses	319,745	167,178	436,176	298,334

Other expense
Foreign exchange (gain) loss	(254)	16,124	934	35,661
Non-cash financing expense	—	22,241	—	33,305
Gain on disposal of marketable securities	—	—	(262,025)	—
Total expenses	319,491	205,543	175,085	367,300

Net (loss) before discontinued operations	(319,491)	(205,543)	(175,085)	(367,300)

Discontinued operations:
Income (Loss) from operations of discontinued operations, net of tax	2,449	(107,674)	(28,656)	(113,441)
Gain on disposal of subsidiary, net of tax	—	—	—	5,868
Income (loss) from discontinued operations	2,449	(107,674)	(28,656)	(107,573)

Net (loss)	$(317,042)	$(313,217)	$(203,741)	$(474,873)

Basic (loss) per share of common stock:
Weighted average number of common shares outstanding	91,217,745	64,363,606	85,688,050	62,363,606
(Loss) from continuing operations	$(0.0035)	$(0.0032)	$(0.0020)	$(0.0059)
Earnings (loss) from discontinued operations	$0.0000	$(0.0017)	$(0.0003)	$(0.0017)
Basic (loss) per share	$(0.0035)	$(0.0049)	$(0.0023)	$(0.0076)

Comprehensive Income (Loss)

Net (loss)	$(317,042)	$(313,217)	$(203,741)	$(474,873)
Other comprehensive income (loss):
Unrealized holding gain (loss) on marketable securities	6,200	—	(910,825)	—
Foreign exchange translation gain (loss)	5,207	(9,715)	9,774	(3,205)
Comprehensive (loss)	$(305,635)	$(322,932)	$(1,104,792)	$(478,078)

See accompanying notes to financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(UNAUDITED)

	Common Stock		Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	53,953,606	$53,953	252,750	8,039,213	(8,521,262)	—	(175,346)

Issuance of common stock for business assets acquired	6,000,000	6,000	(240,000)	234,000	—	—	—

Issuance of common stock in connection with private placements	4,410,000	4,410	—	83,790	—	—	88,200

Common stock subscribed	—	—	109,800	—	—	—	109,800

Adjustment arising from warrants issued	—	—	—	11,063	—	—	11,063

Adjustment arising from foreign exchange translation gain						6,510	6,510

Net loss for the three month period ended March 31, 2003	—	—	—	—	(161,656)	—	(161,656)

Balance, March 31, 2003	64,363,606	$64,363	122,550	8,368,066	(8,682,918)	6,510	(121,429)
Common stock subscribed	—	—	147,000	—	—	—	147,000

Adjustment arising from warrants issued	—	—	—	22,242	—	—	22,242

Adjustment arising from foreign exchange translation loss						(9,715)	(9,715)

Net loss for three month period ended June 30, 2003	—	—	—	—	(313,217)	—	(313,217)

Balance, June 30, 2003	64,363,606	$64,363	269,550	8,390,308	(8,996,135)	(3,205)	(275,119)

See accompanying notes to financial statements.

	Common Stock		Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	78,911,841	$78,912	90,200	8,646,447	(9,259,788)	1,739,457	1,295,228

Issuance of common stock for tradename	500,000	500	(10,000)	9,500	—	—	—

Issuances of common stock in connection with private placement	3,293,030	3,293	(62,430)	59,137	—	—	—

Common stock subscribed	—	—	44,430	—	—	—	44,430

Adjustment arising from unrealized loss on marketable securities	—	—	—	—	—	(917,025)	(917,025)

Adjustment arising from foreign exchange translation gain						4,567	4,567

Earnings for the three month period ended March 31, 2004	—	—	—	—	113,301	—	113,301

Balance, March 31, 2004	82,704,871	$82,705	62,200	8,715,084	(9,146,487)	826,999	540,501
Issuances of common stock in connection with private placement	5,445,000	5,445	(33,000)	103,455	—	—	75,900

Issuances of common stock upon conversion of subordinated debentures	158,465	158	—	39,458	—	—	39,616

Issuances of common stock for consulting services provided	6,000,000	6,000	—	396,000	—	—	402,000

Adjustment arising from unrealized gain on marketable securities	—	—	—	—	—	6,200	6,200

Adjustment arising from foreign exchange translation gain						5,207	5,207

Net loss for the three month period ended June 30, 2004	—	—	—	—	(317,042)	—	(317,042)

Balance, June 30, 2004	94,308,336	$94,308	29,200	9,253,997	(9,463,529)	838,406	752,382

See accompanying notes to financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Net cash used in operations
Net income (loss)	$(203,741)	$(474,873)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	—	818
Gain on disposal of marketable securities	(262,025)	—
Non-cash issuance of common stock for consulting services provided	100,500	—
Foreign exchange loss	934	35,661
Provision for bad debt	—	40,000
Non-cash financing expense	—	33,305
Changes in operating accounts, net of acquisition and disposition:
Accounts receivable	—	(264,035)
Inventory	—	(258,466)
Due from related parties	40,702	(175,881)
Other current assets	(22,600)	(4,891)
Accounts payable and accrued expenses	157,690	196,306
Net cash (used in) operating activities	(189,540)	(872,056)
Cash flows from investing activities:
Purchase of fixed assets	—	(11,547)
Net cash (used in) investing activities	—	(11,547)
Cash flows from financing activities:
Proceeds from common stock subscribed	120,330	345,000
Increase in bank indebtedness	—	7,704
Proceeds (repayment) of loans and advances	(17,441)	492,222
Net cash provided by financing activities:	102,889	844,926

Increase (decrease) in cash	(86,651)	(38,677)
Cash, beginning of period	92,192	38,677
Cash, end of period	$5,541	$0

Non cash financing activities:

During the six month period ended June 30, 2004, the Company:

•                  Transferred 130,000 shares of Wireless Age Communications, Inc. (recorded in marketable securities) in settlement of notes payable including principal and accrued interest totaling $281,200.

•                  Transferred intangible assets valued at $180,000 to a related party in exchange for the return of 6,000,000 shares of the Company’ common stock, which in turn the Company transferred the common stock to another related party in exchange for a promissory note of $180,000.

•                  Issued 158,465 common shares upon the conversion of subordinated convertible debentures having a face value of $30,000 plus accrued and unpaid interest of $9,616.

•                  Issued 6,000,000 common shares for consulting services provided valued at $402,000 of which $100,500 has been amortized.

During the six month period ended June 30, 2003, the Company recorded non-cash financing expense of $33,305 representing the amortized fair value of warrants to purchase 13,000,000 common shares under various loan agreements.

See accompanying notes to financial statements.

Phantom Fiber Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

Note 1 – Recent Developments

On July 7, 2004, pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) entered into as of April 21, 2004, the Company completed the acquisition (the “Acquisition”) of Phantom Fiber Corporation, a Canadian corporation (“Phantom Fiber”), and its wholly owned subsidiary, Phantom. Fiber Inc.

In the Acquisition, Pivotal issued 137,410,735 shares of its common stock to the shareholders of Phantom Fiber and 30,000,000 shares of its common stock and warrants to purchase 15,000,000 shares of its common stock to debenture holders of Phantom Fiber in exchange for all of the issued and outstanding shares of capital stock of Phantom Fiber and subordinated convertible debentures of Phantom Fiber. As a result of the Acquisition, the Company underwent a change of control. The shareholders and debenture holders of Phantom Fiber now hold approximately 67 percent of the Company’s post-Acquisition outstanding capital stock.  The valuation of for the Share Exchange was based on the Company having a specified level of working capital to fund operations.  The current management of Phantom Fiber is negotiating terms to provide this working capital.

In connection with the Acquisition, Pivotal’s former directors, John Simmonds and Brian Usher-Jones resigned their positions. Pivotal’s former officers, Mr. Simmonds, Gary Hokkanen and Carrie Weiler, the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, respectively, have also resigned. The Company’s new directors are Jeffrey Halloran, Stephen Gesner, Gordon Fowler and Graham Simmonds. Mr. Halloran is also the Company’s new Chief Executive Officer and Vince Bulbrook is the Company’s new Chief Financial Officer and Secretary.

In the Acquisition, the Company acquired all of the issued and outstanding shares of capital stock of Phantom Fiber. Phantom Fiber is now a wholly owned subsidiary of the Company.

In connection with the Acquisition, the Company changed its name from “Pivotal Self-Service Technologies Inc.” to “Phantom Fiber Corporation.” The Company also changed its OTC Bulletin Board ticker symbol from “PVSS” to “PHMF.”

Note 2 – Basis of Presentation and business operations

GOING CONCERN AND BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $9,463,529 at June 30, 2004. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to ensure the success of the new business, the Company is dependent upon the ability to realize substantial value from its investment in available for sale securities.

The accompanying condensed unaudited consolidated financial statements of Phantom Fiber Corporation, (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phantom Fiber Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

BUSINESS OPERATIONS

The business of Phantom Fiber Corporation (the “Company”)(formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Prime Battery Products Limited (“Prime Battery”). On December 31, 2002, the Company, through a newly incorporated wholly-owned subsidiary named Prime Battery completed the acquisition of certain business assets of DCS Battery Sales Ltd. (“DCS Battery”). Prime Battery distributes value priced batteries and other ancillary products to dollar stores in North America.

Note 3 – Battery Business Operations

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

Note 4 – Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

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

Intangibles and goodwill

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Investment

The Company’s investment in marketable securities is classified as available for sale securities. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders’ equity until realized.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

Financial instruments

The fair values of the financial assets and liabilities are indicated by their carrying value.

Net loss per share

For the three and six month periods ended June 30, 2004 net loss per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

Foreign currency

The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity (deficit).

Comprehensive income

Comprehensive Income includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement improves and clarifies financial reporting for derivative instruments and hedging activities under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.

In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement requires a number of defined financial instruments to be classified as liabilities instead of equity.

Management does not expect that the adoption of SFAS 149 and 150 will have a material effect on the Company’s operations or financial position.

Note 5 – Senior Subordinated Convertible Debentures

The senior subordinated convertible debentures totaling $66,500 at June 30, 2004, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001.  The principal portions mature on March 6, 2005.  Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share.  Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures’ carrying amount for these features.  No payments of interest have been made by the Company.  The notes are technically in default and therefore have been classified as current liabilities.

During the three month period ended June 30, 2004, the Company issued 158,465 shares of common stock upon the conversion of senior subordinated convertible debentures having a face value of $30,000 plus accrued but unpaid interest of $9,616.

Note 6 – Notes Payable

Non-interest bearing note payable (a)	$57,500

5 year non-interest bearing note payable (b)	90,225

Total	$147,725

(a)                                  In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company’s common stock, and a note payable of $160,000 was issued and has since been paid down to $57,500.

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

Note 7 – Discontinued Operations

The Company has accounted for the disposition of Prime Wireless in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144. Under FASB No. 144 the net gain or loss from the disposition of these assets is classified as discontinued operations in the Consolidated Statements of Operations.

In 2003, the Board of Directors made the decision to dispose of the battery business and seek other business opportunities.

Accounting for the discontinued operations for the three and six month periods ended June 30, 2004 and 2003 are summarized below:

	Three months 2004	Three months 2003	Six months 2004	Six months 2003

Income (loss) from Prime Battery operations	2,449	(107,674)	(28,656)	(128,687)
Income from Prime Wireless operations	—	—	—	15,246
Income (loss) from operations of discontinued operations, net of tax	2,449	(107,674)	(28,656)	(113,441)

Gain on disposal of Prime Wireless	—	—	—	5,868
Gain on disposal of subsidiary, net of tax	—	—	—	5,868

Income (loss) from discontinued operations	2,449	(107,674)	(28,656)	(107,573)

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

The discontinued operations of Prime Wireless are summarized as follows:

2003

Revenues
Commission income	$26,322
Sales	16
Total revenues	26,338
Less:
Cost of sales	—
Gross profit	26,338

Operating expenses	11,474
Operating income	14,864

Depreciation	48
Foreign exchange gain	(430)
Net income from discontinued operations	$15,246

Prime Battery

The discontinued operations of Prime Battery are summarized as follows:

	Three months 2004	Three months 2003	Six months 2004	Six months 2003

Revenues
Sales	$—	$433,700	$2,259	$863,875
Royalties	15,593	—	22,190	—
Total revenues	15,593	433,700	24,449	863,875
Less:
Cost of sales	—	368,360	2,259	725,834
Gross profit	15,593	65,340	22,190	138,041

Operating expenses	106	149,948	257	236,620
Operating income (loss)	15,487	(84,608)	21,933	(98,579)

Depreciation	813	40	1,646	818
Interest	12,225	23,026	48,943	29,290
Net income (loss) from discontinued operations	$2,449	$(107,674)	$(28,656)	$(128,687)

Note 8 – Marketable Securities

As described in Note 6, the Company disposed of the Prime Wireless subsidiary and received, net 750,000, common shares of a publicly traded entity called Wireless Age Communications, Inc. (OTCBB:WLSA). The securities held by the Company represent a 3% ownership position in Wireless Age.

On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who had provided a loan of $123,129 to the Company in November 2002. The transfer of these shares was in payment of the loan. The Company also agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradeable under a registration statement.

On March 31, 2004, the Company also transferred 40,000 of the Wireless Age shares each to two affiliates of the Company who had each provided $50,000 90 day loans to the Company in complete repayment of the loans.

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

Unrealized holding gains and losses are shown separately as a component of shareholders’ equity. During the three month period ended June 30, 2004 the share price of these securities increased from $1.49 at the beginning of the period to $1.50 at the end. Accordingly the securities have been valued within current assets at $930,000 and the Company recorded an unrealized holding gain of $6,200 during the quarter.

Note 9 – Due to Related Parties

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

On March 31, 2004, the Company transferred 40,000 Wireless Age Communications, Inc. common shares of marketable securities, each to two related parties (related by virtue of being children of a director) in repayment of $50,000 loans.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s goals. The Company’s actual results, performance, or achievements expressed or implied in such forward-looking statements may differ.

Results of operations

For the three month period ended June 30, 2004 and 2003

The Company recorded a net loss for the three month period ended June 30, 2004 of $317,042 ($0.0035 per share) compared to a net loss of $313,217 ($0.0049 per share) during the comparative period in the prior year. The loss from continuing operations during the three month period ended June 30, 2004 was $319,041 compared to a net loss of $205,543 in the prior year period. Earnings from discontinued operations was $2,449 during the three month period ended June 30, 2004 compared to a loss of $107,674 in the comparative period a year ago.

All of the Company’s revenues were from discontinued operations.

Total operating expenses were $319,745 during the quarter ended June 30, 2004 compared to $167,178 in the prior year. The increase is primarily the result of the costs to complete the Phantom Fiber acquisition and non-cash charges associated with issuing common stock for investor and public relations consulting services.

General and administrative expenses during the three month period ended June 30, 2004 totaling $315,553 consisted of; 1) legal fees to prepare the necessary documentation to complete the Phantom Fiber acquisition of $101,820, 2) non-cash charges issuing 6,000,000 common shares or investor and public relations services, of which $100,500 was amortized during the period, 3) printing, mailing and transfer agent fees totaling $40,958 for the annual shareholders’ meeting, 4) $30,616 accounting fees, 5) $30,000 of executive level management fees, and 6) $11,659 of various miscellaneous costs.

General and administrative expenses during the three month period ended June 30, 2003 consisted of; 1) wages and consulting costs of $63,782, 2) a bad debt provision of $40,000, 3) professional fees, including transfer agent fees of $26,286, and 3) $17,373 of miscellaneous costs.

Occupancy costs consisted of rent of $1,436 paid to a related party during the three month period ended June 30, 2004 and rent and utilities of $7,209 during the comparative period in the prior year.

Interest expense during the three month period ended June 30, 2004 was $2,756 compared to $12,528 during the three month period ended June 30, 2003. The decrease in interest expense is the result of repayment of certain notes payable earlier in the quarter.

The Company recorded a foreign exchange gain of $254 during the three month period ended June 30, 2004 compared to a loss of $16,124 in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company’s Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-à-vis the Canadian dollar.

During the three month period ended June 30, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 6,000,000 shares of the Company’s common stock at exercise prices of $0.01 per share. The Company has opted to amortize the non-cash financing expense arising from the valuation of these warrants effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense totaled $22,241 during the current quarter.

During the three month period ended June 30, 2004 the Company recorded a foreign exchange translation gain of $5,207 arising from the translation of the Canadian dollar denominated subsidiary financial statement to US dollars and a $6,200 unrealized holding gain on its available for sale securities.

Discontinued Operations

The Company has classified the operating results of Prime Battery as discontinued operations in the Consolidated Statement of Operations. The Company is in the process of disposing of Prime Battery subsequent to the acquisition of Phantom Fiber.

Prime Battery

The operating results of Prime Battery during the three month period ended June 30, 2004 and 2003 are summarized as follows:

	Three months 2004	Three months 2003

Revenues
Sales	$—	$433,700
Royalties	15,593	—
Total revenues	15,593	433,700
Less:
Cost of sales	—	368,360
Gross profit	15,593	65,340

Operating expenses	106	149,948
Operating income (loss)	15,487	(84,608)

Depreciation	813	40
Interest	12,225	23,026
Net income (loss) from discontinued operations	$2,449	$(107,674)

During the three month period ended June 30, 2004 discontinued operations of Prime Battery resulted in earnings of $2,449 compared to a loss of $107,674 in the comparative period a year ago. The Company sublicensed a related party the Canadian distribution rights of the battery business effective July 1, 2003. Therefore the revenues declined significantly between 2003 and 2004 as did the operating costs. Post June 30, 2003 Prime Battery earned royalties from the related party and was not responsible for any appreciable operating costs.

Interest expense continued to be substantial due to Prime Battery’s inability to repay a note payable as originally contemplated and therefore incurred significant penalties and interest during the second quarter of fiscal 2004.

For the six month period ended June 30, 2004 and 2003

The Company recorded a net loss for the six month period ended June 30, 2004 of $203,741 ($0.002 per share) compared to a net loss of $474,873 ($0.0076 per share) during the comparative period in the prior year. The loss from continuing operations during the six month period ended June 30, 2004 was $175,085 compared to a net loss of $367,300 in the prior year period. The net loss from discontinued operations was $28,656 during the six month period ended June 30, 2004 compared to a loss of $107,573 in the comparative period a year ago.

All of the Company’s revenues were from discontinued operations.

Total operating expenses were $436,176 during the six month period ended June 30, 2004 compared to $298,334 in the prior year. The increase is primarily the result of the costs to complete the Phantom Fiber acquisition and non-cash charges associated with issuing common stock for investor and public relations consulting services.

General and administrative expenses during the six month period ended June 30, 2004 totaling $366,690 consisted of; 1) legal fees to prepare the necessary documentation to complete the Phantom Fiber acquisition of $101,820, 2) non-cash charges issuing 6,000,000 common shares or investor and public relations services, of which $100,500 was amortized during the period, 3) $60,000 of executive level management fees, 4) printing, mailing and transfer agent fees totaling $45,239 for the annual shareholders’ meeting, 5) $38,116 accounting fees, 6) financial accounting wages and benefits of $9,871 and 7) $11,144 of various miscellaneous costs.

General and administrative expenses during the six month period ended June 30, 2003 consisted of; 1) wages and consulting costs of $135,830, 2) professional fees, including transfer agent fees of $46,965, 3) a bad debt provision of $40,000, 4) travel, meals and entertainment costs of $13,857, and 5) $23,133 of miscellaneous costs.

Occupancy costs consisted of rent of $4,856 paid to a related party during the six month period ended June 30, 2004 and rent and utilities of $14,752 during the comparative period in the prior year.

Interest expense during the six month period ended June 30, 2004 was $64,630 compared to $23,797 during the six month period ended June 30, 2003. Interest expense will be reduced on a go forward basis due to certain notes payable repaid early in the current fiscal year.

The Company recorded a foreign exchange loss of $934 during the six month period ended June 30, 2004 compared to a loss of $35,661 in the comparative period in the prior year. Foreign exchange losses arise from the translation of the Company’s Canadian dollar denominated debt into US dollars during periods of weakening of the US dollar vis-à-vis the Canadian dollar.

During the six month period ended June 30, 2003, pursuant to certain loan agreements the Company issued warrants to purchase 13,000,000 shares of the Company’s common stock at exercise prices of $0.01 or $0.02 per share. The Company was opted to amortize the non-cash financing expense arising from the valuation of these warrants effectively over four years, reflective of the term to expiry of the warrants and the share resale restrictions upon exercise of the warrants. Non-cash financing expense totaled $33,305 during the six month period ended June 30, 2003.

During the six month period ended June 30, 2004 the Company recorded a foreign exchange gain of $9,774 arising from the translation of the Canadian dollar denominated subsidiary financial statement to US dollars and a $910,825 unrealized holding loss on its available for sale securities.

Discontinued Operations

The Company has classified the operating results of Prime Battery and Prime Wireless as discontinued operations in the Consolidated Statement of Operations. The Company disposed of Prime Wireless during fiscal 2003 and is in the process of disposing of Prime Battery subsequent to the acquisition of Phantom Fiber.

Prime Battery

The operating results of Prime Battery during the six month period ended June 30, 2004 and 2003 are summarized as follows:

	Six months 2004	Six months 2003

Revenues
Sales	$2,224	$863,875
Royalties	22,190	—
Total revenues	24,414	863,875
Less:
Cost of sales	2,224	725,834
Gross profit	22,190	138,041

Operating expenses	257	236,620
Operating income (loss)	21,933	(98,579)

Depreciation	1,646	818
Interest	48,943	29,290
Net income (loss) from discontinued operations	$(28,656)	$(128,687)

During the six month period ended June 30, 2004 discontinued operations of Prime Battery resulted in a net loss of $28,656 compared to a loss of $128,687 in the comparative period a year ago. The Company sublicensed a related party the Canadian distribution rights of the battery business effective July 1, 2003. Therefore the revenues declined significantly between 2003 and 2004 as did the operating costs. Post June 30, 2003 Prime Battery earned royalties from the related party and was not responsible for any appreciable operating costs.

Interest expense continued to be substantial due to Prime Battery’s inability to repay a note payable as originally contemplated and therefore incurred significant penalties and interest during the first half of fiscal 2004.

Prime Wireless

The operating results of Prime Wireless during the six month period ended June 30, 2003 are summarized as follows:

2003

Revenues
Commission income	$26,322
Sales	16
Total revenues	26,338
Less:
Cost of sales	—
Gross profit	26,338

Operating expenses	11,474
Operating income	14,864

Depreciation	48
Foreign exchange gain	(430)
Net income from discontinued operations	$15,246

Revenues of the Prime Wireless subsidiary were $26,338 during the six month period ended June 30, 2003 consisting of commissions earned on sales of Vertex Standard two way radios in Canada.

General and administrative expenses of Prime Wireless during the six month period ended March 31, 2003 were $11,474.  Selling, general and administrative expenses included salaries and benefits for one sales employee and other various selling expenses. Depreciation of equipment totaled $48 during the period and the company recorded a foreign exchange translation gain of $430.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the “Notes to Consolidated Financial Statements” of the Company’s Annual Audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Investment

The Company’s investment in marketable securities is classified as available for sale securities. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders’ equity until realized.

Revenue Recognition

Revenue from product sale is recognized when the rights of ownership of the product are transferred to the purchaser on shipment or delivery and collection is reasonably assured.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

Intangible Assets

Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

Financial Condition

Total assets increased from $1,237,087 at March 31, 2004 to $1,374,433 as at June 30, 2004. The increase is primarily due to an increase in other current assets, cash and marketable securities offset by declines in notes receivable and assets of discontinued operations.

Other current assets includes the unamortized value of 6,000,000 shares of the Company’s common stock issued for investor and public relations consulting services. The Company entered into a one year consulting agreement under which a total of 6,000,000 common shares are issuable based on performance under the contract. The Company has valued these services at $402,000 and is amortizing the costs to expense at $100,500 per quarter.

At June 30, 2004, the Company held 620,000 common shares of Wireless Age Communications, Inc., a publicly traded entity whose share price is quoted on the NASD’s Over-The-Counter Bulletin Board under the symbol “WLSA”. The securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003. The Company has valued these securities at $930,000 ($1.50 per share). On December 31, 2003 the Company held 750,000 shares of Wireless Age and during the six month period ended June 30, 2004 utilized 130,000 shares to repay $281,200 of notes payable to related parties including principal and accrued interest.

Cash balances increased from $2,120 on March 31, 2004 to $5,541 as at June 30, 2004, primarily due to additional funds raised by equity private placements.

Current assets of discontinued operations decreased from $55,467 at March 31, 2004 to $39,868 at June 30, 2004. The decrease is attributable to reductions in certain intercompany amounts. In addition, a $180,000 note receivable classified as continuing operations was reclassified to discontinued operations at June 30, 2004.

Total liabilities decreased from $696,586 at March 31, 2004 to $622,051 as at June 30, 2004. The decrease in liabilities of $74,535 is the result of; 1) a reduction in liabilities of discontinued operations of $189,612 arising from notes payable repayments in Prime Battery, 2) a $25,000 reduction in subordinated debentures, arising from a conversion to common stock, 3) a $19,516 reduction in accrued professional fees, arising from invoices received and therefore transferred to accounts payable, 4) a reduction of $6,860 in accrued interest, also arising from a conversion of subordinated debentures into common stock, and 5) a reduction in miscellaneous accrued expenses of $2,963 offset by an increase of $169,416 in accounts payable.

Stockholders’ equity increased from $540,501 at March 31, 2004 to $752,382 at June 30, 2004. The increase is the result of:

1.               5,445,000 common shares issued in private placements for gross proceeds of $108,900 ($33,000 of which was received in the first quarter),

2.               158,465 common shares issued for conversion of subordinated debentures having a face value of $30,000 plus accrued and unpaid interest of $9,616,

3.               6,000,000 common shares issued for investor and public relations consulting services provided, for a one year period, valued at $402,000. $100,500 has been amortized to expense during the three month period ended June 30, 2004,

4.               Unrealized foreign exchange translation gains of $5,207 (recorded in accumulated other comprehensive income), and

5.               Unrealized gain on available for sale marketable securities of $6,200.

offset by

1.               The net loss of $317,042 during the quarter.

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

Liquidity and Capital Resources

For the six month period ended June 30, 2004, cash used in operating activities amounted to $189,540 primarily as a result of operating losses. Cash provided by financing activities during the six month period ended June 30, 2004 amounted to $102,889 resulting from $17,441 net reduction in notes payable offset by an increase in common stock issued and/or subscribed of $120,330.

The Company plans to begin liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $930,000 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes in the battery business and settle certain historic liabilities of the parent entity. The Company also plans to dispose of the battery business and will rely on the proceeds of disposition to fund future growth requirements.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information

Item 1.  Legal Proceedings.

To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.  The terms of the working capital required to fulfill the funding of the Company is currently being negotiated as discussed above.  If the negotiations do not result in the working capital being obtained management will further review the Company’s options.

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

The Company is technically in default of the senior subordinated convertible debentures. As a result, they have been classified as current liabilities.

In addition, the Company did not make certain principal and interest repayments on a note payable in its wholly owned subsidiary (classified as discontinued operations) when they became due. The Company retired the note subsequent to June 30, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 28, 2004 the Company held its annual general meeting of shareholders. The security holders voted as follows on six proposals:

1.                                       Re-election of Directors;

John G. Simmonds

For:	33,812,136
Against:	0
Abstained:	5,800

Brian Usher-Jones

For:	33,812,136
Against:	0
Abstained:	5,800

2.                                       Election of target nominee Directors;

Jeffery Halloran

For:	33,812,136
Against:	0
Abstained:	5,800

Graham Simmonds

For:	33,629,106
Against:	183,030
Abstained:	5,800

Gordon Fowler

For:	33,812,136
Against:	0
Abstained:	5,800

Stephen Gesner

For:	33,812,136
Against:	0
Abstained:	5,800

3.                                       Approval of the acquisition of Phantom Fiber Corporation;

For:	33,812,136
Against:	0
Abstained:	5,800

4.                                       Approval of Amendment to Certificate of Incorporation;

For:	33,817,936
Against:	0
Abstained:	0

5.                                       Approval of amendments to 2000 Stock Option Plan;

For:	33,811,536
Against:	600
Abstained:	5,800

6.                                       Ratification of Mintz & Partners LLP as auditors;

For:	33,797,036
Against:	15,100
Abstained:	5,800

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

Exhibit 10.4	Assignment, Assumption and Indemnification Agreement dated as of October 13, 1999, by and between MicroTel International, Inc., XIT Corporation and HyComp, Inc. (1)

Exhibit 10.5	Asset Purchase Agreement dated September 15, 2001 by and between Wireless Ventures Inc. and IRMG Inc. (3)

Exhibit 10.6	ATM Services Agreement dated September 12, 2001 by and between 4Cash a division of IRMG Inc. and Trackpower, Inc. (3)

Exhibit 10.7	Share Purchase Agreement, dated March 5, 2002, by and between Pivotal Self-Service Technologies Inc. and IRMG Inc. (6)

Exhibit 22.1	Proxy Statement, dated February 7, 2000, in respect of the Special Meeting of Stockholders. (1)

Exhibit 22.2	Proxy Statement, dated September 13, 2000, in respect of a Special Meeting of Stockholders. (4)

Exhibit 22.3	Proxy Statement, dated August 27, 2001, in respect of the Annual Meeting of Stockholders. (5)

31.1	Rule 13a-14(a) certification of Principal Executive Officer

31.2	Rule 13a-14(a) certification of Principal Financial Officer

Exhibit 32	Certification pursuant to Sarbanes-Oxley Act of 2002. *

(1)                                  Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed on January 19, 2000, as amended by the 1st and 2nd Amendments to the Form 10-SB filed on February 17, 2000 (File no. 1-15627).

(2)                                  Incorporated by reference to the exhibits of the Company’s Form 8-K, as filed with the SEC on August 4, 2000.

(3)                                  Incorporated by reference to the exhibits of the Company’s Form 8-K, as filed with the SEC on September 26, 2001.

(4)                                  Incorporated by reference to the Company’s Form DEF14A, as filed with the SEC on September 11, 2000.

(5)                                  Incorporated by reference to the Company’s Form DEF14A, as filed with the SEC on August 27, 2001.

(6)                                  Incorporated by reference to the Company’s Form 10KSB, filed with the SEC on April 15, 2002.

* Filed herewith.

(b)                                  Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: AUGUST 19, 2004	BY:	/s/ Jeffery Halloran
Jeffery Halloran
Chairman/CEO/Director

DATE: AUGUST 19, 2004	BY:	/s/ Vince Bulbrook
Vince Bulbrook
CFO