Form 10QSB
period 2004-09-30
PHANTOM FIBER CORP
filed 2004-11-15
CIK 49397

    As filed with the Securities and Exchange Commission on November 15, 2004
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2004

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
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
          of Incorporation)
                           144 FRONT STREET, SUITE 580
                        TORONTO, ONTARIO, CANADA, M5J 2L7
                    (Address of Principal Executive Offices)

                                 (416) 703-4007
                (Issuer's Telephone Number, Including Area Code)

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

The  number of shares of common  stock  outstanding  as of  November  15,  2004:
260,689,071

================================================================================

                            PHANTOM FIBER CORPORATION


                                      INDEX



    PART I          FINANCIAL INFORMATION

    Item 1.         Condensed Financial Statements (unaudited)
                           Condensed Consolidated Balance Sheet.............................................   3
                           Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
                           Condensed Consolidated Statements of Stockholders' Equity........................   5
                           Condensed Consolidated Statements of Cash Flows..................................   8
                           Notes to Condensed Consolidated Financial Statements.............................   9

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  15


    Item 3.         Controls and Procedures.................................................................  18


    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  19

    Item 2.         Change in Securities and Use of Proceeds................................................  19

    Item 3.         Defaults Upon Senior Securities.........................................................  19

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  19

    Item 5.         Other Information.......................................................................  19

    Item 6.         Exhibits and Reports on Form 8-K........................................................  21
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures and certifications...........................................................................  24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                            PHANTOM FIBER CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



ASSETS

Current Assets:
    Cash                                                                                  $  4,456
   Accounts receivable                                                                      51,947
    Marketable securities (note 8)                                                       1,020,056
   Other receivables                                                                         1,219
   Investment tax credit receivable                                                        511,753
   Prepaid expenses                                                                         13,719
    Other current assets                                                                   201,000
---------------------------------------------------------------------------------------------------

Total current assets                                                                     1,804,150
---------------------------------------------------------------------------------------------------

   Net capital assets                                                                        3,237
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $1,807,387
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                    $ 514,852
     Short term borrowings                                                                 272,903
     Notes payable (note 6)                                                                109,725
   Senior subordinated convertible debentures (note 5)                                      66,500
---------------------------------------------------------------------------------------------------

Total current liabilities                                                                  963,980

Stockholders' equity
   Common  stock,   $.001  par  value,   400,000,000   shares   authorized,
   260,689,071 shares, issued and outstanding at September 30, 2004.                       260,689
   Additional paid-in capital                                                            1,449,808
   Preferred   stock,   $100  par  value,  8%,   non-voting,   convertible,
   redeemable, 2,000 shares authorized, No shares issued and outstanding                         -
   Accumulated deficit                                                                   (384,330)
   Accumulated other comprehensive income                                                (482,760)
---------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                 843,407
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $1,807,387
---------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                            PHANTOM FIBER CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                      2004           2003           2004     2003
                                                                      ----           ----           ----     ----

 Revenue                                                            30,941         22,458         72,408         45,544
                                                              ----------------------------------------------------------
 Operating expenses:
     Research and development                                    $ (63,763)      $119,179       $245,069       $162,542
     Sales and marketing                                           102,219         34,420        233,162         94,644
     General and administrative                                    262,596         32,429        448,246        147,498
 -----------------------------------------------------------------------------------------------------------------------

 Total operating expenses                                          301,052        186,028        926,477        404,684

 Operating loss before other income (expenses)                    (270,111)      (163,570)      (854,069)      (359,140)

 Other income (expenses)
     Loss on disposal of marketable securities                    (76,172)              -       (76,172)              -
     Gain on disposal of Battery Business                          391,874              -        391,874              -
     Gain (loss) on foreign exchange                                43,561          (260)         43,561          (252)
                                                              ----------------------------------------------------------

 NET INCOME (LOSS)                                                  89,152       (163,830)      (494,806)      (359,392)


 Basic earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding          260,689,071     66,071,532    142,171,826     73,439,050
       Basic earnings (loss) per share                             $0.0003        $(0.002)      $(0.0035)      $(0.0049)
 Diluted earnings per share of common stock:
 Weighted average number of common shares outstanding          260,689,071
       Diluted earnings per share                                  $0.0003

                                                                           Comprehensive  Income (Loss)

 Net income (loss)                                                 $89,152      $(163,830)     $(494,806)     $(359,392)
 Other comprehensive income (loss):
 Unrealized holding gain (loss)  on marketable securities         (544,659)             -       (544,659)             -
 Foreign exchange translation gain (loss)                           (9,911)        82,948          6,719         73,586
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss)                                            $(465,418)      $(80,882)   $(1,032,746)     $(285,806)
 -----------------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                            PHANTOM FIBER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                       Common stock
----------------------------------------------------------------------------------------------------------------------------
                     Shares      Amount    Additional  Series A   Convertible   Accumulated     Accumulated       Total
                                           paid in                Debentures      Deficit          other       Stockholders
                                            capital                                            comprehensive      Equity
                                                                                                  income
----------------------------------------------------------------------------------------------------------------------------
Balance,                          $ 63                 $614,684                   $  (160)                     $ (614,587)
December 31,
2002
----------------------------------------------------------------------------------------------------------------------------
Issuance of                                             175,937                                                   175,937
Series A stock
----------------------------------------------------------------------------------------------------------------------------
Adjustment                                                                                        (18,406)        (18,406)
arising from
foreign exchange
translation loss
----------------------------------------------------------------------------------------------------------------------------
Net loss for                                                                     (195,562)                       (195,562)
the six months
ended June 30,
2003
----------------------------------------------------------------------------------------------------------------------------
Balance, June                       63                  790,621                  (195,722)        (18,406)        576,556
30, 2003
----------------------------------------------------------------------------------------------------------------------------
Issuance of                                                          185,000                                      185,000
convertible
debentures
----------------------------------------------------------------------------------------------------------------------------
Adjustment                                                                                         (9,362)         (9,362)
arising from
foreign exchange
translation loss
----------------------------------------------------------------------------------------------------------------------------
Net loss for                                                                     (163,830)                       (163,830)
the three
months ended
September 30,
2003
----------------------------------------------------------------------------------------------------------------------------
Balance,                            63                  790,621      185,000     (359,552)        (27,768)        588,364
September 30,
2003
----------------------------------------------------------------------------------------------------------------------------
Issuance of                                                          109,120                                      109,120
convertible
debentures
----------------------------------------------------------------------------------------------------------------------------
Adjustment                                                                                         82,948          82,948
arising from
foreign exchange
translation gain
----------------------------------------------------------------------------------------------------------------------------
Net loss for                                                                     (613,073)                       (613,073)
the three
months ended
December 31,
2003
----------------------------------------------------------------------------------------------------------------------------

                            PHANTOM FIBER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                   Common    Additional   Series A   Convertible  Accumulated     Accumulated        Total
                    Stock      paid in    Preferred  Debentures     Deficit          other       Stockholders
                     ($)       capital     Shares        ($)          ($)        comprehensive      Equity
                                 ($)         ($)                                    income            ($)
                                                                                      ($)
---------------------------------------------------------------------------------------------------------------
Balance,             63                    790,621     294,120     (972,625)        55,180          167,359
December 31,
2003
---------------------------------------------------------------------------------------------------------------
Issuance of                                            593,880                                      593,880
convertible
debentures
---------------------------------------------------------------------------------------------------------------
Adjustment                                                                          16,630          16,630
arising from
foreign
exchange
translation gain
---------------------------------------------------------------------------------------------------------------
Net loss for                                                       (583,958)                       (583,958)
the six months
ended June 30,
2004
---------------------------------------------------------------------------------------------------------------
Balance, June        63                    790,621     888,000    (1,556,583)       71,810          193,911
30, 2004
---------------------------------------------------------------------------------------------------------------
Conversion of                  888,000                (888,000)                                        -
debenture to
stock
---------------------------------------------------------------------------------------------------------------
Adjustment         260,626     561,808    (790,621)                1,083,100                       1,114,913
arising from
reorganization
due to reverse
acquisition
---------------------------------------------------------------------------------------------------------------
Adjustment                                                                          (9,911)         (9,911)
arising from
foreign
exchange
translation loss
---------------------------------------------------------------------------------------------------------------
Adjustment                                                                                         (544,659)
arising from
unrealized loss
on marketable
securities
---------------------------------------------------------------------------------------------------------------
Net income for                                                       89,152                         89,152
the three
months ended
September 30,
2004
---------------------------------------------------------------------------------------------------------------
Balance,
September 30,
2004              $260,689   $1,449,808      $ -         $ -      $ (384,331)     $ (482,760)      $ 843,406
---------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                            PHANTOM FIBER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                  Phantom Fiber Corporation                Phantom Fiber
                                                                                            Corporation
                                                                                         (formerly Pivotal
                                                                                            Self-Service
                                                                                         Technologies Inc.)
-------------------------------------------------------------------------------------------------------------
                                            Common shares        Series A Preferred        Common shares
                                         (number of shares)      (number of shares)      (number of shares)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                         13,000,000                9,711,650
-------------------------------------------------------------------------------------------------------------
Issuance of Series A shares                                                  2,272,120
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                             13,000,000               11,985,550
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                        13,000,000               11,985,550
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                         13,000,000               11,985,550
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                             13,000,000               11,985,550
-------------------------------------------------------------------------------------------------------------
Conversion of Phantom Fiber
Corporation shares and debentures
into Pivotal shares
                                                 (13,000,000)             (11,985,550)           167,410,735
-------------------------------------------------------------------------------------------------------------
Shares of Pivotal Self-Service
Technologies Inc. added on reverse
acquisition                                                                                       93,278,336
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                                 -                        -           260,689,071
-------------------------------------------------------------------------------------------------------------

                            PHANTOM FIBER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                     September 30,

                                                                                                    2004         2003
   -------------------------------------------------------------------------------------------------------------------

   NET CASH USED IN OPERATIONS
       Net income (loss)                                                                      $ (494,806)  $ (359,392)
       Adjustments to reconcile net loss
         to net cash (used in) operating activities:
            Depreciation and amortization                                                            379          449
            Loss on disposal of marketable securities                                             76,172            -
            Gain on foreign exchange                                                               6,719      (27,969)
            Gain on disposition of Battery Business                                             (391,874)           -
   Changes in operating accounts, net of acquisition and disposition:
            Accounts receivable                                                                   (5,732)     (23,418)
            Marketable securities                                                               (130,350)           -
            Other receivables                                                                     (1,219)           -
            Investment tax credit receivable                                                    (125,022)           -
            Prepaid expenses                                                                     (10,034)        (510)
            Other current assets                                                                 123,100            -
            Accounts payable and accrued expenses                                                110,764       30,189
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                                     (841,903)    (380,651)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                                                 (1,372)        (409)
        Cash balance from reverse acquisition transaction                                          5,541            -
        Proceeds from the sale of marketable securities                                           99,050            -

   Net cash (used in) investing activities                                                       103,219         (409)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                                  625,630      360,948
         Increase in short term borrowings                                                       135,767      115,001
         Repayment of note payable                                                               (38,000)           -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                                    723,397      475,949
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                                   (15,287)      94,889
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                     19,743       62,795
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                          $ 4,456  $   157,684
   -------------------------------------------------------------------------------------------------------------------

Non cash financing activities:

During the nine month period ended September 30, 2004, the Company:

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

     o Issued 158,465 common shares upon the conversion of subordinated convertible debentures having a face value of $30,000 plus accrued and unpaid interest of $9,616.

     o Issued 6,000,000 common shares for consulting services provided valued at $402,000 of which $100,500 has been amortized.

During the nine month period ended September 30, 2003, the Company recorded non-cash financing expense of $33,305 representing the amortized fair value of warrants to purchase 13,000,000 common shares under various loan agreements.

                            PHANTOM FIBER CORPORATION

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

NOTE 1 - RECENT DEVELOPMENTS

         Phantom Fiber Corporation (the "Company") disposed of the all of the shares of its Prime Battery Products Limited ("Prime Battery") subsidiary plus additional assets and liabilities (together, the "Battery Business") in a transaction that was signed and consummated on September 15, 2004.

         The assets and liabilities had previously been segregated as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheet of the Company as at June 30, 2004. The results of operations of the Battery Business were identified as Loss from Operation of Discontinued Operations on the Condensed Consolidated Statement of Income and Comprehensive Income of the Company for the six month period ended June 30, 2004.

         The Battery Business was sold to Wireless Age Communications Inc. ("Wireless Age") for the following consideration: (i) 700,000 restricted common shares of Wireless Age; and (ii) 200,000 additional restricted common shares ("Earnout Shares") of Wireless Age as an earnout over a one year period. The Earnout Shares will be issuable on November 30, 2004, February 28, 2005, May 31, 2005 and August 31, 2005 if Prime Battery continues to earn royalties under existing agreements with Simmtronics Limited and SureCells Portable Power Ltd.

Following completion of the aformentioned transaction, the Company now owns approximately 1,120,000 shares of Wireless Age (which will increase to 1,320,000 if the earnout is achieved).

NOTE 2 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

MERGER AND NATURE OF OPERATIONS

On July 7, 2004, the Company (formerly known as "Pivotal Self-Service Technologies Inc.") completed a reverse acquisition of privately held Phantom Fiber Corporation, an Ontario corporation. The merger was effected pursuant to an Share Exchange Agreement dated April 22, 2004 (the " Agreement") by and among the Company and Phantom Fiber Corporation. In accordance with the terms of the Agreement, the Company merged with and into Phantom Fiber Corporation, with Phantom Fiber Corporation remaining as the surviving corporation and a wholly owned subsidiary of the Company. Pursuant to the Agreement, upon the effective time of the merger, the outstanding shares of common stock of Phantom Fiber Corporation automatically converted into an aggregate of 167,410,735 shares of the Company's common stock, which represented 67 percent of the Company's outstanding voting stock after giving effect to the merger. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction is accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets are recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $0.08 per share, the purchase price approximated $13,331,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".


GOING CONCERN AND BASIS OF PRESENTATION

         The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $384,330 at September 30, 2004. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

         In order to ensure the success of the new business, the Company is dependent upon the ability to realize substantial value from its investment in available for sale securities.


BUSINESS OPERATIONS

         The business of Phantom Fiber Corporation (the "Company")(formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc..


         It is engaged in the business of the sale of proprietary software and integration services.

         Phantom Fiber uses its proprietary data transmission technique to deliver high speed connectivity to wireless handsets. Information is securely encased and delivered with end-to-end 128-bit encryption.

         Phantom Fiber derives revenue from various licensing and revenue sharing plans that allow its revenues to grow based upon its customer adoption. Phantom Fiber plans to deploy channel strategy to affiliate and partner with existing application developers and systems integrators, accessing their established customer bases and offering extensions for applications already in production.


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

         NET EARNINGS (LOSS) PER SHARE

         For the three and nine month periods ended September 30, 2004 net earnings (loss) per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

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

         INVESTMENT TAX CREDITS

         Investment tax credits are recognized in income when the Scientific Research and Experimental Development returns are filed with the Canada Revenue Agency. The amount of the tax credit being claimed is deducted from the related research and development expenditures.

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

         Management does not expect that the adoption of SFAS 149 and 150 will have a material effect on the Company's operations or financial position.

NOTE 4 - SHORT TERM BORROWINGS


         Advance from a related party, unsecured and
         non-interest bearing                                   $      35,903

         Bridge loan, with monthly interest payments of 3%            237,000
                                                                -------------

         Total                                                  $     272,903
                                                                =============


NOTE 5 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

         The senior subordinated convertible debentures totaling $66,500 at September 30, 2004, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001. The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities.


NOTE 6 - NOTES PAYABLE


         Non-interest bearing note payable (a)                  $      57,500

         5 year non-interest bearing note payable (b)                  52,225
                                                                -------------

         Total                                                  $     109,725
                                                                =============

(a) In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued and has since been paid down to $57,500.


(b) In 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note was discounted to $106,000 representing its present value using a 5% discount rate and has been paid down to $52,225). The Company issued this note as part of the acquisition of Prime Wireless that was later disposed of on March 13, 2003.


NOTE 8 - MARKETABLE SECURITIES

         In the previous fiscal year, the Company disposed of the Prime Wireless subsidiary and received, net 750,000, common shares of a publicly traded entity called Wireless Age

Communications, Inc. (OTCBB:WLSA). The securities held by the Company represent a 3% ownership position in Wireless Age.

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

During the month of July the Company received 3,000,000 restricted shares of Trackpower Inc. as partial payment for an amount due from a third party. These shares had a market value of $.045 on July 1.

During the month of September the Company disposed of 135,090 shares of Wireless Age for an average net selling price of $0.92. The Company netted $124,899 to fund operations.

On September 15, 2004 the Company acquired an additional 700,000 restricted shares of Wireless Age through the disposition of its Battery Business as described above. The market price for the shares on September 15, 2004 was $1.01. A registration statement has been filed to enable these shares to trade without restriction. These shares will be sold to fund operations as required.

         Unrealized holding gains and losses are shown separately as a component of shareholders' equity. During the three month period ended June 30, 2004 the share price of the Wireless Age securities decreased from $1.50 at the beginning of the period to $0.79 at the end. Accordingly the securities have been valued within current assets at $936,079 and the Company recorded an unrealized loss of $498,286 during the quarter. During the same period the market value of the Trackpower shares declined from $.045 to $.028 resulting in an unrealized loss of $83,740.


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

         Jeff Halloran, an officer of the Company, provided $35,903 in a prior period to fund operations of the Company. This loan is included in short term borrowings. It is unsecured, non-interest bearing and has no formal repayment terms.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

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

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003

         The Company recorded a net income for the three month period ended September 30, 2004 of $89,152 ($0.0003 per share) compared to a net loss of $163,830 ($0.002 per share) during the comparative period in the prior year.

         Most of the Company's revenue was derived from licensing of software.

         Total operating expenses were $301,052 during the quarter ended September 30, 2004 compared to $186,028 in the prior year. The increase reflects the additional development and sales personnel and costs from larger premises required for planned future growth. There were also increases interest expense resulting from increased short term borrowings.

         During the three month period ended September 30, 2004 the Company recorded a foreign exchange translation gain of $43,561 arising from the translation of the Canadian dollar denominated subsidiary financial statement to US dollars.


         FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003

         The Company recorded a net loss for the nine month period ended September 30, 2004 of $494,806 ($0.0035 per share) compared to a net loss of $359,392 ($0.0048 per share) during the comparative period in the prior year. The largest proportion of revenue in both these periods was derived from licensing of software.

         Total operating expenses were $926,477 during the nine month period ended September 30, 2004 compared to $404,684 in the prior year. The increase is primarily the result of the increasing the number of sales and development personnel and increased occupancy costs. Interest expenses also increased during the period resulting from an increase in short term borrowings.

         The Company recorded a foreign exchange gain of $43,561 during the nine month period ended September 30, 2004 compared to a loss of $252 in the comparative period in the prior year. Foreign exchange gains arise from the translation of the Company's Canadian dollar denominated assets into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar.


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

         FINANCIAL CONDITION

         Total assets increased from $704,144 at June 30, 2004 to $1,807,387 as at September 30, 2004. The increase is due to an increase in accounts receivable, marketable securities, investment tax credits receivable and other current assets.

         Other current assets includes the unamortized value of 6,000,000 shares of the Company's common stock issued for investor and public relations consulting services. The Company entered into a one year consulting agreement under which a total of 6,000,000 common shares are issuable based on performance under the contract. The Company has valued these services at $402,000 and is amortizing the costs to expense at $100,500 per quarter.

         At September 30, 2004, the Company held 1,184,910 common shares of Wireless Age Communications, Inc., and 3,000,000 shares of Trackpower Inc., both publicly traded entities whose share price is quoted on the NASD's Over-The-Counter Bulletin Board under the symbols "WLSA" and "TPWR" respectively. The Wireless Age securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003 and in the sale of the Battery Business on September 14, 2004. The Company has valued these securities at $936,079 ($0.79 per share). The Trackpower securities were obtained as partial payment for a receivable. The Company has valued these shares at $83,977 ($0.028).

         Total liabilities increased from $510,418 at June 30, 2004 to $963,980 as at September 30, 2004. The increase was the result of Accounts payable, Notes payable and Senior subordinated convertible debentures assumed in the reverse takeover and an increase in short term borrowings and accounts payable from operations.

         Stockholders' equity increased from $193,727 at June 30, 2004 to $843,407 at September 30, 2004. The increase is the result of:

          1. A reorganization of the equity accounts resulting from the reverse acquisition of Phantom Fiber Corporation. This reorganization resulted in a reduction in the deficit of $1,083,100.

          2. Unrealized foreign exchange translation gains of $62,062 (recorded in accumulated other comprehensive income), and

          3.   The net income of $89,152 during the quarter.

          offset by

          1. Unrealized loss on available for sale marketable securities of $544,659.

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

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended September 30, 2004, cash used in operating activities amounted to $841,903 primarily as a result of operating losses. Cash provided by financing activities during the nine month period ended September 30, 2004 amounted to $723,397 resulting from $38,000 reduction in notes payable offset by an increase in short term borrowings of $135,767 and common stock, issued by Phantom Fiber Corporation prior to the acquisition date, of $625,630. Cash provided by investing activities was $103,219 mostly from proceeds from the sale of Wireless Age Communications, Inc. common shares.

         The Company has commenced liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $936,079 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes and settle certain historic liabilities of the parent entity.

         In addition the Company has been successful in raising capital through private placements of its common shares. Although, this type of financing continues to be dilutive to the existing common shareholders, it may be necessary to continue to do so in the interim before certain resale restrictions on its marketable securities lapse.

         The Company does not have any material sources of liquidity on off balance sheet arrangements or transactions with unconsolidated entities.

ITEM 3. CONTROLS AND PROCEDURES.
-------------------------------

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject. The terms of the working capital required to fulfill the funding of the Company is currently being negotiated as discussed above. If the negotiations do not result in the working capital being obtained management will further review the Company's options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 28, 2004 the Company held its annual general meeting of shareholders. The security holders voted as follows on six proposals:

         1.       Re-election of Directors;
                  John G. Simmonds
                  For:                                       33,812,136
                  Against:                                            0
                  Abstained:                                      5,800


                  Brian Usher-Jones
                  For:                                       33,812,136
                  Against:                                            0
                  Abstained:                                      5,800


         2.       Election of target nominee Directors;
                  Jeffery Halloran
                  For:                                       33,812,136
                  Against:                                            0
                  Abstained:                                      5,800


                  Graham Simmonds
                  For:                                       33,629,106

                  Against:                                      183,030
                  Abstained:                                      5,800


                  Gordon Fowler
                  For:                                       33,812,136
                  Against:                                            0
                  Abstained:                                      5,800


                  Stephen Gesner
                  For:                                       33,812,136
                  Against:                                            0
                  Abstained:                                      5,800


         3.       Approval of the acquisition of Phantom Fiber Corporation;
                  For:                                       33,812,136
                  Against:                                        5,800
                  Abstained:                                          0


         4.       Approval of Amendment to Certificate of Incorporation;
                  For:                                       33,817,936
                  Against:                                            0
                  Abstained:                                          0


         5.       Approval of amendments to 2000 Stock Option Plan;
                  For:                                       33,811,536
                  Against:                                          600
                  Abstained:                                      5,800


         6.       Ratification of Mintz & Partners LLP as auditors;
                  For:                                       33,797,036
                  Against:                                       15,100
                  Abstained:                                      5,800


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


DATE:  NOVEMBER 15, 2004            BY:     /S/ JEFFERY HALLORAN
                                            ----------------------------
                                            Jeffery Halloran
                                            Chairman/CEO/Director



DATE:   NOVEMBER 15, 2004           BY:     /S/ VINCE BULBROOK
                                            -------------------------------
                                            Vince Bulbrook
                                            CFO

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Jeffery Halloran, certify that:

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


Date:  November 15, 2004            By:     /S/  JEFFERY HALLORAN
                                            --------------------------
                                            --------------------------
                                            Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Vince Bulbrook, certify that:

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


Date:  November 15, 2004            By:     /S/ VINCE BULBROOK
                                            -----------------------------------
                                            -----------------------------------
                                            Principal Financial Officer