Form 10KSB
period 2004-12-31
PHANTOM FIBER CORP
filed 2005-04-15
CIK 49397

PHANTOM FIBER CORPORATION filed this 10KSB on April 15, 2005

================================================================================

                          U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, DC. 20549

                                   FORM 10-KSB

         [ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  for the fiscal year ended December 31, 2004

         [    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ___________

                       Commission File Number: 0001-15627

                            Phantom Fiber Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 Delaware                              04-2451506
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


                           144 Front Street, Suite 580
                        Toronto, Ontario, Canada M5J 2L7
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (416) 703-4007
                           ---------------------------
                           (Issuer's telephone number)

 Pivotal Self Service Technologies Inc., 13980 Jane Street, King City, Ontario,
                                 Canada, L7B 1A3
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                    ---------------------
                   N/A                                     N/A

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $ 98,417

         References in this document to "us", "we", "our", or "the Company" refer to Phantom Fiber Corporation.

         State the aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant as of April 13, 2005: Common stock, $.001 par value: $ 15,544,564

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         The number of shares of the Company's Common Stock outstanding as of April 13 , 2005: 268,009,730 shares.

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business ............................................. 4

Item 2.  Description of Property ............................................. 4

Item 3.  Legal Proceedings ................................................... 4

Item 4.  Submission of Matters to a Vote of Security Holders ................. 5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         and Small Business Issuer Purchaser of Equity Securities ............ 5

Item 6. Management's Discussion and Analysis or Plan of Operation ............ 6

Item 7. Financial Statements .................................................12

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ................................................12

Item 8A. Controls and Procedures .............................................12

Item 8B.  Other Information ..................................................12

PART III

Item 9.  Directors and Executive Officers ................................ ...13

Item 10.  Executive Compensation .............................................14

Item 11.  Security Ownership of Certain Beneficial Owners and Management......15

Item 12. Certain Relationships and Related Transactions ......................17

Item 13.  Exhibits ...........................................................18

Item 14:  Principal Accountant Fees and Services .............................19

Financial Statements ....................................................... F-1

Signatures....................................................................20

Exhibit Index ................................................................

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

         The business of Phantom Fiber Corporation (the "Company") (formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto Canada.

         Phantom Fiber is a leading developer of wireless software applications and mobile solutions that empowers enterprises with high- performance functionality on today's mobile devices and global communication networks. Phantom Fiber has developed a wireless platform that extends the rich multimedia content and user experience of existing Internet web sites securely and instantly to PDAs and Cell Phones. Applications based on this platform can be applied to any enterprise requiring a mobile solution. Instances of usage could include remote monitoring, stock research, logistics and distribution, trading, and gaming.

         The Company derives revenue through the sale of its proprietary software and custom integration services. Its business model is to generate initial revenue from integration/customization services and derive recurring revenue from usage-based licensing. It approaches the industry with a low implementation cost and utilizes a rapid deployment strategy through reusable software objects. Phantom Fiber utilizes its proprietary Smart Streaming(TM) data transmission technique to deliver high-speed client side performance that intuitively adapts to device and network properties. Information is securely packaged and delivered with complete end-to-end 128-bit encryption using today's most advanced security techniques.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains its corporate executive offices at 144 Front Street, Suite 580, Toronto, Ontario, Canada M5J 2L7 (Tel. 416-703-4007, Fax 416-703-0900). The offices are leased and are comprised of 6,200 square feet, with a monthly rental of $8,000, expiring in April, 2009.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or threatened against the Company.

         The Company is not a party to any material litigation, and there are no material outstanding claims against the Company.

         As described in Note 11 b) of the Company's audited financial statements, a specified level of working capital was to be available to fund the Company's operations on a post-merger basis to December 31, 2004. Management is negotiating terms with respect to this working capital requirement as well as assessing the Company's alternatives. If the Company does not obtain the specified level of working capital required, the Company may be required to issue up to 40,000,000 additional compensatory shares of common stock to the pre-merger stockholders of Phantom Fiber Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this annual report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

MARKET.

         The Company is authorized to issue 400,000,000 shares of Common Stock, $.001 par value per share. At December 31, 2004, there were 260,689,071, shares of Common Stock issued and outstanding, held by 350 stockholders of record.

         The price per share of the Company's Common Stock is quoted on the NASD's over-the-counter Electronic Bulletin Board under the symbol "PHMF".

The following table sets forth for the periods indicated the high and low closing bid prices for its Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                ---------------------------------------------------
                QUARTER ENDED             HIGH           LOW
                ---------------------------------------------------
                March 31, 2003            $0.10         $0.05
                ---------------------------------------------------
                June 30, 2003             $0.08         $0.04
                ---------------------------------------------------
                September 30, 2003        $0.05         $0.01
                ---------------------------------------------------
                December 31, 2003         $0.04         $0.02
                ---------------------------------------------------
                March 31, 2004            $0.13         $0.03
                ---------------------------------------------------
                June 30, 2004             $0.18         $0.07
                ---------------------------------------------------
                September 30, 2004        $0.11         $0.03
                ---------------------------------------------------
                December 31, 2004         $0.10         $0.03
                ---------------------------------------------------

         The Company does not expect to pay a cash dividend on its Common Stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

COMMON STOCK

         Holders of Common Stock are entitled to one vote for each share held on all matters voted upon by stockholders, including the election of directors. The holders of Common Stock have no preemptive rights to purchase or subscribe for any stock of the Company now or hereafter authorized or for securities convertible into such stock. All of the outstanding shares of Common Stock are fully paid and nonassessable. Upon any liquidation of the Company, the holders of Common Stock are entitled to share ratably in assets available for distribution to such stockholders. Holders of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine.

         Shareholders are not entitled to cumulative voting rights, and accordingly, the holders of a majority of the voting power of the shares voting for the election of directors can elect the entire class of directors to be elected each year if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person as a director of such class.

PREFERRED STOCK

         The Company has an authorized class of Preferred Stock comprised of 2,000 share of $100 par value, 8% that are non-voting, convertible and redeemable. As of December 31, 2004, no shares of Preferred Stock were issued or outstanding.

DIVIDEND RESTRICTIONS

         The terms of the instruments governing the future indebtedness of the Company may contain restrictions on the payment of dividends and the making of distributions on its capital stock (other than stock dividends) and the purchase or redemption of outstanding capital stock of the Company. By reason of these restrictions, the Company may be unable to pay dividends on its Common Stock for some period, which cannot presently be estimated.

         The Company has not declared or paid any dividends on its Common Stock and presently does not presently expect to declare or pay any such dividends in the foreseeable future. The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created. See "Dividends".

TRANSFER AGENT AND REGISTRAR

         The transfer agent and registrar for the Company is Corporate Stock Transfer; 3200 Cherry Creek Drive South, Suite 430, Denver Colorado 80209 telephone (303) 282-4800.

         As long as the trading price of the Common Stock of the Company is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchanges Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including:
(a) delivering to customers the Commission's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the broker-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

CURRENT BUSINESS AND OUTLOOK

         Phantom Fiber develops interactive mobile technology that allows users to experience internet-like graphics and internet-like speed in an end-to-end secure solution for multiple mobile platforms. Phantom Fiber's customers include network carriers such as Wind (Italy) and Telus Mobility (Canada), and online casino and sports book service providers such as Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, 1X Sportsmarkets, IQ-Ludorum, CaribSports, and Parlay Entertainment. It also has clients in the financial and mobile payments vertical and security and remote-monitoring industry. Phantom Fiber's gaming and sports book customers typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber's technology to offer games to their subscribers and are charged a monthly user fee or percentage of the revenues or income generated from those games.

         In the latter half of 2004, the Company shifted its focus and resources to the areas of marketing, brand-awareness, client expansion and site deployment. In the past year, the number of mobile phones and Personal Digital Assistants (PDA's) supported by Phantom Fiber's software has increased from 20 devices to over 600 handheld mobile phones and PDA's. Management believes that ongoing success will stem from two areas: contract fulfillment through client deployments; and ongoing product development to expand its technical differentiators and increase its industry advantages. The Company intends to continue to enhance its product offering and to introduce new features and products, as the market demands. As part of its product development process, the Company works closely with its customers and its distribution channels to ensure that such market needs are met or exceeded.

         Based upon the strong customer responses received to date, management believes that the Company is steadily gaining recognition as a leading provider of advanced presentation and internet speed to the mobile market. Phantom Fiber has concentrated on establishing revenue-sharing arrangements in a rapidly growing market sector and believes that the prospects are favorable for an appreciation in shareholder value to occur by virtue of increasing market share and achieving sustained profitability.

RESULTS OF OPERATIONS

         The Company recorded a net loss during its fiscal year ended December 31, 2004 of $1,524,049 ($0.008 per share) compared to a net loss of $273,743
($0.002 per share) for the same period in the preceding year. The Company's transition from a predominantly product development enterprise commenced in the second half of the fiscal year ended December 31, 2004. The net loss for the year ended December 31, 2004 had been anticipated by management as a result of the reverse acquisition, investing in product development and support, organizational infrastructure and establishing new customer outlets for product distribution.

         Total revenue increased $46,580 from $51,837 for the year ended December 31, 2003 to $98,417 for the year ended December 31, 2004. The largest proportion of revenue in both these periods was derived in North America.

         Total operating expenses increased $1,593,536 from $325,580 for the year ended December 31, 2003 to $1,919,116 for the year ended December 31, 2004, an increase of 489%. The increase includes:

      * An increase in net research and development expenses to develop new software products of $668,808 from $(96,550) for the year ended December 31, 2003 to $572,258 for the year ended December 31, 2004. Major increases in various expense categories for the fiscal year ended 2004 occurred in salaries, benefits and fees to full-time and contract professional staff (approximately $350,400) and third-party software licensing expenses (approximately $4,200), offset by net decreases in other expense categories of approximately $1,000. In addition, research and development expenses for the year ended December 31, 2004 were reduced by approximately $303,200 with respect to cash refundable government tax credits on qualified research and development activity. By comparison, research and development expenses for the year ended December 31, 2003 were reduced by approximately $618,400 with respect to cash refundable government tax credits on qualified research and development activity. In 2004 and upon becoming a public company, the Company's became entitled only to cash refundable provincial tax credits for eligible expenditures, whereas in 2003 the Company was entitled to cash refundable federal and provincial government tax credits.

      * An increase in sales and marketing expenses to develop new distribution channels for the Company's products of $175,939 from $149,162 for the year ended December 31, 2003 to $325,101 for the year ended December 31, 2004. Major increases in various expense categories for the fiscal year ended 2004 arose in salaries and benefits (approximately $206,700), advertising and promotions (approximately $5,300) market research (approximately $9,800) and net increases in other expenses categories (approximately $100) offset by reductions in consulting services of approximately $39,100 and in travel expenses of approximately $6,900.

      * An increase in general and administration expenses of $748,789 from $272,968 for year ended December 31, 2003 to $1,021,757 for the year ended December 31, 2004. This change includes increased office and general (approximately $557,000, of which $420,000 pertained to an augmentation of the Company's investor relations program and $108,000 pertained to accruals for wage arrears and vacation pay), professional fees incurred in connection with completion of the reverse acquisition, preparation and filing of the Company's Form 10-KSB and attendant financial and legal services (approximately $51,000), increased interest on long-term debt and capital leases (approximately $69,400), increased office rental and occupancy expenses (approximately $39,400), increased salaries and benefits chiefly as a result of adding two administrative staff (approximately $30,000), increased bank charges and interest on short-term borrowings (approximately $29,800), and net increases in other expense categories (approximately $12,400), offset by a reduction in consulting services of approximately $40,200).

         During the year ended December 31, 2004, the Company recorded a gain on disposal of its Battery Division of $391,874 (2003: $nil), a further earnout relating to the divestment of the Battery Division of $35,500 (2003: $nil) and a foreign exchange gain of $62,060 (2003: $nil) arising from the translation of the Company's Canadian dollar denominated assets into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar, offset by a loss on disposal of marketable securities of $109,534 (2003: $nil) and settlement of a loan obligation of $83,250 (2003: $nil).

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

Investments

         The Company's investment in marketable securities is classified as available for sale securities. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders' equity until realized.

Revenue Recognition

         The Company's revenue consists of software licensing fees and related service revenues which are recognized when the "wireless middleware" product is delivered or the service has been rendered and when the rights of ownership of the product are transferred to the purchaser and collection is reasonably assured.

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

FINANCIAL CONDITION

         Total assets increased $932,200 from $511,924 at December 31, 2003 to $1,444,124 as at December 31, 2004, an increase of 182%. The increase is due primarily to an increase in marketable securities (approximately $962,600), accounts receivable (approximately $20,900), prepaid expenses (approximately

$10,700) and increased property, plant and equipment (approximately $32,900), offset by a reduction in cash of approximately $300 and a reduction in investment tax credits receivable of approximately $94,600.

         At December 31, 2004, the Company held 1,145,000 common shares of Wireless Age Communications, Inc., and 3,000,000 shares of Trackpower Inc., both publicly traded entities whose share price is quoted on the NASD's over-the-counter Electronic Bulletin Board under the symbols "WLSA" and "TPWR" respectively. The Wireless Age securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003 and in the sale of the battery business on September 14, 2004. The Company has valued these securities at $812,950 ($0.71 per share). The Trackpower securities were obtained as partial payment for a receivable. The Company has valued these shares at $149,649 ($0.05).

         Total liabilities increased $1,300,745 from $344,502 at December 31, 2003 to $1,645,247 as at December 31, 2004, an increase of 378%, and reflects liabilities assumed in the reverse acquisition as well as an increase in short-term borrowings and accounts payable from operations. Major increases arose in accounts payable and accrued liabilities (approximately $887,800), short-term borrowings (approximately $203,800), notes payable (approximately $109,700), senior subordinated convertible debentures (approximately $66,500) and increases in capital lease obligations (approximately $33,000).

         Stockholders' equity decreased $368,545 from $167,422 at December 31, 2003 to ($201,123) at December 31, 2004, a decrease of 220%. The decrease is the result of:

         1. A reorganization of the equity accounts resulting from the reverse acquisition of the Company. This reorganization resulted in an increase to equity based upon the value of the net assets acquired from Pivotal Self-Service Technologies Inc. of $1,083,101;

         2.       Issuance of convertible debentures totaling 625,630;

         offset by

         1. Unrealized loss on available for sale marketable securities of $535,378;

         2. The net loss of $1,524,049 during the year ended December 31, 2004; and

         3. Unrealized foreign exchange translation losses of $17,849 (recorded in accumulated other comprehensive income).

         The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the realizable value of intangible assets and the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company reported a negative working capital of $229,601 at December 31, 2004 compared with a positive working capital of $154,748 at December 31, 2003 representing a decrease of $384,349, approximately 248%. As of December 31, 2004, the Company had cash and cash equivalents of $19,400 compared with cash and cash equivalents of $19,742 at the end of the prior year, representing a decrease in cash of $342.

         For the year ended December 31, 2004, cash used in operating activities amounted to $849,455, primarily as a result of operating losses. Cash provided by financing activities during the year ended December 31, 2004 amounted to $689,368 resulting from an increase in short term borrowings of $203,784, increases under capital lease obligations of $32,954 and increased common stock under the convertible debenture of $625,630, offset by a reduction in notes payable of $173,000. Cash provided by investing activities was $159,745 and was chiefly derived from proceeds of sale of Wireless Age Communications, Inc. common shares of $199,989 and cash assumed on the reverse acquisition of $5,541, offset by an investment in property, plant and equipment during the year of $45,785.

         At December 31, 2004, the Company did not have sufficient cash flow from operations to satisfy its operational requirements and other cash commitments. The Company has introduced expense reductions and anticipates receiving further funding through term debt and/or the sale of its securities by private placement and the exercise of outstanding warrants and options. There can be no assurance that such funding sources will be secured or that the necessary regulatory approval or closing of a private placement will occur, or that such funding will be sufficient to eliminate the Company's reliance on additional sources and quantities of funding. The Company has commenced liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $812,950 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes.

         In addition, the Company has been successful in raising capital through private placements of its common shares. Although, this type of financing continues to be dilutive to the existing common shareholders, it may be necessary to continue to do so in the interim before certain resale restrictions on its marketable securities lapse.

         The Company does not have any material sources of liquidity on off balance sheet arrangements or transactions with unconsolidated entities.

NEW ACCOUNTING PRONOUNCEMENTS

                  In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The Company has not yet evaluated the impact of adoption of this pronouncement which is effective for the quarter beginning January 1, 2006.

         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

         In November 2004, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144. "Accounting for the Impairment or Disposal of Long-lived Assets," in Determining Whether to Report Discontinued Operations." The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements of the Company for its fiscal year ended December 31, 2004, are provided with this Form 10-KSB annual report.

ITEM 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The directors and officers of the company are as follows:

Name                     Age     Position
----                     ---     --------
Jeffrey T. Halloran      43      Director, Chief Executive Officer and President
Vince Bulbrook           46      Chief Financial Officer
Herbert C. Sears         37      Chief Technology
Gordon S. Fowler         56      Director
J. Graham Simmonds       31      Director


         Mr. Halloran became the Chief Executive Officer, President and Director of the Company on January 7, 2002. From March 2001 to November 2001, he was the Chief Executive Officer of Sona Innovations Inc., a wireless software company. From March 1989 to February 2001, Mr. Halloran was the Chief Executive Officer and President of Relational Solutions Inc., a computer systems consulting from. From August 1987 to March 1989, he was a Consulting Manager for Oracle Corporation regarding database consulting. Mr. Halloran graduated from St. Clair College in 1982 with a degree in business administration.

         Mr. Bulbrook is the CFO of the Company. Mr. Bulbrook has been a partner of The Sedona Group since February, 2003. Prior to that Mr. Bulbrook served as a Director of Finance and Innovation of Financial Models Company a publicly traded company, from 1999 through 2003. From 1994 until 1999 Mr. Bulbrook ran his own independent consulting practice. Mr. Bulbrook was with Price Waterhouse as a member of the technology practice from 1990 through 1994 and with Clarkson Gordon (Ernst &Young) from 1984 until 1990 where he moved from the accounting practice into providing corporate finance and restructuring services to businesses, investors and lenders. Mr. Bulbrook earned an Honors BA in Business Administration degree from The University of Western Ontario in 1984. Mr. Bulbrook is a C.A. (Chartered Accountant) and is a member of the Canadian Institute of Chartered Accountants, (1987).

         Mr. Sears has been the Chief Technology Officer of the Company since January 2002. From November 2000 to December 2001, he was Vice President-Technology of Sona Innovations Inc., engaged in software development. From May 1996 to October 2000, Mr. Sears was the Director of Technology of ANGOSS Software Corp. and was engaged in software development. From June 1992 to May 1996, he was a Senior Developer and programmer employed by CS Computing Services Inc. Mr. Sears graduated from DeVry Institute of Technology in 1989 with a degree in computer science.

         Mr. Fowler became a director of the Company on March, 2002. From February 2003 to March 2005, he was interim Chief Executive Officer and President of Nano-C, Inc. in Westwood, MA, engaged in nano technology. From 1999 to the present, Mr. Fowler has been the principal of SynCom Associates in Boston, MA. From 1998 to 1999, he was the Chief Executive Officer and President of NetConvergence, Inc. From 1995 to 1998, he was the Chief Executive Officer and President of MUSE Networks, Inc. an internet e-commerce company. From 1993 to 1995, Mr. Fowler was the Director of Operations of Cray Communications, Ltd. Mr. Fowler graduated from the University of Saskatchewan in Canada in 1970 with a Bachelor of Science degree in mechanical engineering.

         Mr. Simmonds became a director of the Company on July 7, 2004. From May 2004 to the present, he has been the Chief Executive Officer and President of Diversified Racing Investments Inc. From January 2004 to May 2004, he was a Vice President of Simmonds Mercantile Products Inc. From February 2003 to December 2003, he was employed by Prime Battery products Limited engaged in business development. From April 2001 to February 2003, Mr. Simmonds was self employed as a horse breeder and horse industry consultant. From January 2001 to April 2001, he was a Vice President of IRMG, Inc. From May 1999 to January 2001, he was the General Manager of TrackPower Inc. Mr. Simmonds attended McGill University.

ITEM 10.  EXECUTIVE COMPENSATION

         The officers and directors of the Company received compensation during the three fiscal years ended December 31, 2004, as follows:

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                            OTHER      RESTRICTED    SECURITIES                 ALL
NAME AND                                                    ANNUAL       STOCK       UNDERLYING    LTIP        OTHER
PRINCIPAL               FISCAL       SALARY      BONUS   COMPENSATION    AWARDS       OPTIONS     PAYOUTS   COMPESATION
POSITION                 YEAR         ($)         ($)        ($)          ($)         SARS (#)      ($)         ($)
-----------------------------------------------------------------------------------------------------------------------
Jeffrey T. Halloran      2004        $179,300    $ -0-        $ -0-       $ -0-        -0-         $ -0-      $-0-
Chief Executive          2003        $ 85,600    $ -0-        $ -0-       $ -0-        -0-         $ -0-      $-0-
Officer and President    2002        $ 85,600    $ -0-        $ -0-       $ -0-     3,300,000      $ -0-      $-0-
-----------------------------------------------------------------------------------------------------------------------

Vince Bulbrook           2004        $-0-        $ -0-        $29,050     $-0-      $-0-           $-0-       $-0-
FORMER Chief             2003        $-0-        $ -0-        $-0-        $-0-      $-0-           $-0-       $-0-
Executive Officer        2002        $-0-        $ -0-        $-0-        $-0-      $-0-           $-0-       $-0-

-----------------------------------------------------------------------------------------------------------------------

John G. Simmonds         2004        $-0-        $ -0-        $-0-        $-0-      $-0-           $-0-       $-0-
FORMER Chief             2003        $55,573     $ -0-        $-0-        $-0-      $-0-           $-0-       $-0-
Executive Officer        2002        $-0-        $ -0-        $-0-        $-0-      $-0-           $-0-       $-0-

-----------------------------------------------------------------------------------------------------------------------

BOARD COMPENSATION

         The Company plans to provide its non-management directors, if any, a competitive directors' compensation package comparable to programs offered by similarly situated corporations.

BENEFIT PLANS

         The Company does not have any profit sharing plan or similar plans for the benefit of its officers, directors or employees. However, the Company reserves the right to establish any such plans in the future.

INCENTIVE STOCK PLAN

         Effective July 7, 2004, the Company adopted and approved its 2005 Incentive Stock Plan (the "Plan") which reserves 20,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. The Company issued stock options to replace 2,000,000 Phantom Fiber Corporation stock options granted in February 2002. Each stock option will allow the holder to purchase 5.5 post-merger common shares (11,000,000 common shares in aggregate) for an exercise price equal to the exercise price of the Phantom Fiber Corporation stock options previously held divided by 5.5, and with an expiry date and vesting provisions similar to those of the previously outstanding stock options..

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of its equity securities, to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on its review of the copies of such forms received by it, the Company believes that during the year ended December 31, 2004, all such filing requirements applicable to its officers, directors and 10% owners of its Common Stock were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         The Company is a Delaware corporation. Title 8, Chapter 1, Section 145 of the Delaware Corporation Law provides authority for broad indemnification of officers, directors, employees and agents of a corporation, with certain specified exceptions.

         Article VIII of the By-Laws of the Company provides that the Company shall have the power to pay or reimburse any present or former director or officer of the Company any costs or expenses actually and necessarily incurred by that officer in any action, suit, or proceeding to which the officer is made a party by reason of holding that position, provided, however, that no officer shall receive such indemnification if finally adjudicated therein to be liable for negligence or misconduct in office. This indemnification shall extend to good-faith expenditures incurred in anticipation of threatened or proposed litigation. The Board of directors may in proper cases, extend the indemnification to cover the good-faith settlement of any such action, suit or proceeding, whether formally instituted or not.

         At the present time, the Company does not have any officer-director liability insurance although permitted by Delaware law, nor does the Company have indemnification agreements with any of its directors, officers, employees or agent.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information concerning the beneficial ownership of the Company's shares of Common Stock by directors and officers of the Company, and by each person known to the Company to be a beneficial owner of five percent (5%) or more of its outstanding Common Stock as of December 31, 2004.

                                                               Percentage of
       Name and Address             Number of Shares        Outstanding Shares
       ----------------             ----------------        ------------------
Jeffrey T. Halloran
6 Bunhill Court
Ajax, Ontario, Canada L154S7            87,241,000(1)(2)          32.6%

Lorraine Halloran
144 Front Street West
Suite 580
Toronto, Ontario, Canada
M5J 2L7                                                            6.2%
                                        16,500,000(1)

Herbert C. Sears
144 Front Street West
Suite 580
Toronto, Ontario, Canada
M5J 2L7                                  2,365,000(3)              .88%

Gordon S. Fowler
95 Lake Road Terrace
Wayland, MA 01778                          385,000(4)              .14%

J. Graham Simmonds
330 University Avenue
Toronto, Ontario, Canada
M5G 1R7                                         -0-                  0%

OFFICERS AND DIRECTORS AND             106,491,000                39.8%
RELATED OWNERS AS A
GROUP (ABOVE 5 PERSONS)


(1) They have sole voting and dispositive power with respect to their shares of Common Stock of the Company

(2) Includes 83,116,000 shares held by the Halloran Family Trust and stock options to purchase 4,125,000 shares of Common Stock, being comprised of 3,300,000 options to Mr. Halloran and 825,000 options to Bernadette Halloran, at an exercise price of $0.0114 per share.

(3) Represents a stock option to purchase 2,365,000 shares of Common Stock of the Company at an exercise price of $.0114 per share.

(4) Represents a stock option to purchase 385,000 shares of Common Stock at an exercise price of $.0114 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans From Related Parties

i) On November 12, 2002, Mr. Brian Usher-Jones, a stockholder and director of the Company, provided a $77,131 (CAD$100,000) loan by way of a note payable. Under the terms of the loan agreement Mr. Usher-Jones would receive:

      (a)   a fee of 5% of the amount borrowed;

      (b)   2% of the outstanding balance paid as interest on a monthly basis;

      (c) warrants to purchase 1,000,000 shares of the Company's common stock for each 30 day period or part thereof that the borrowed funds are outstanding; and

      (d)   a further 5% fee if the loan is not repaid in 90 days.

ii) Also on November 12, 2002, Mr. Neil Greenberg, the sole shareholder of 1500450 Ontario Limited which was deemed beneficially to own approximately 20.5% of the Company's outstanding Common Shares, provided a $77,131 (CAD$100,000) loan to the Company on the same terms as Mr. Usher-Jones.

iii) On December 29, 2003, the Company entered into a settlement agreement with Mr. Brian Usher-Jones pursuant to which the Company agreed to pay $101,041 (CAD$131,000) in cash on January 2, 2004 as full and complete repayment of the loan. As part of the settlement Mr. Usher-Jones agreed to forgive all fees and warrants issuable under the terms of the loan. On January 23, 2004, the Company entered into a Settlement Agreement with Mr. Neil Greenberg. Under the terms of the settlement, the Company transferred 50,000 shares of Wireless Age Communications, Inc. common stock to Mr. Greenberg in payment of the loan. As part of the settlement, Mr. Greenberg agreed to forgive all interest and warrants issuable under the original loan agreement and the Company also agreed to adjust the number of Wireless Age Communications, Inc. common shares as follows: In the event that the closing price is less than $3.00 per share of Wireless Age common stock on the earlier of (i) the date such stock becomes freely tradable under Rule 144, or (ii) the date such stock becomes freely tradable under an effective registration statement filed by Wireless Age, then the Company shall issue to Mr. Greenberg an additional number of shares of Wireless Age common stock equal to the excess of (x) US$150,000 divided by the average per share closing price of Wireless Age common stock for the 5 trading days immediately prior to such date, over (y) 50,000.

iv) On January 23, 2004, the Company transferred 50,000 Wireless Age Communications, Common Shares (marketable securities) to Neil Greenberg and 1500450 Ontario Inc., a related party (related by virtue of their ownership position in the Company), in repayment of promissory notes of $162,000. The Company also agreed to adjust the number of shares in the event that the closing share prices is less than $3.00 on the earlier of: (1) the date which the shares become freely trading under securities legislation, or (2) the date the shares are freely tradable under a registration statement.

On February 18, 2005, the Company negotiated a final settlement of this matter under which it agreed to issue 500,000 shares of its capital stock at a deemed value of $30,000 and transferred 75,000 shares of common stock of Wireless Age Communications Inc. at a deemed value of $53,250. This aggregate amount of $83,250 has been accrued as a settlement of loan obligation in the statement of operations at December 31, 2004.

v) Officers, and certain persons related to officers have provided $35,903 in a prior period to fund operations of the Company. This loan is included in short term borrowings. It is unsecured, non-interest bearing and has no formal repayment terms.

Phantom Fiber Acquisition

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD1,200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received an aggregate of 30,000,000 shares of the Company's common stock and warrants exercisable until the second anniversary of the Closing to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.084 per share. The Company's former directors, Brian Usher-Jones and John G. Simmonds, each held CAD$100,000, and the Company's former Secretary, Carrie Weiler, held CAD$25,000, principal amount of such Phantom Fiber debentures. Accordingly, upon the Closing, Mr. Usher-Jones, Mr. Simmonds and Ms. Weiler received 2,500,000, 2,500,000 and 625,000 shares of the Company's common stock and 1,250,000, 1,250,000 and 312,500 warrants, respectively.

Private Sales Transaction

On January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc., Mr. John G. Simmonds, under which the Company agreed to deliver 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000 and 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000. The transaction, as amended March 30, 2005, provides for periodic delivery of these shares in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction. As at March 31, 2005, the Company has received $324,200 under this transaction and has delivered 345,813 shares of common stock of Wireless Age Communications Inc. and 1,296,800 shares of common stock of Trackpower Inc.


ITEM 13.  EXHIBITS

         (3)(i) Certificate of Incorporation of the Company, filed as Appendix B to Exhibit 99.1 to the Company's Registration Statement on Form 10-SB, No. 1-15627 filed on February 17, 2000, is incorporated hereby by reference.

         (3)(ii) Certificate of Amendment to Articles of Incorporation of the Company is incorporated hereby reference to the Form 8-K current report of the Company filed January 19, 2002.
         (3)(iii) By-Laws of the Company (formerly called Eieihome.com, Inc.), filed Appendix C to Exhibit 99.1 to the Company's Registration Statement on Form 10-SB, No. 1-15627 filed on February 17, 2000, is incorporated herein by reference.
         Exhibit 10.1 Share exchange agreement dated April 21, 2004 between Phantom Fiber Corporation and Pivotal Self-Service Technologies Inc. is incorporated herein by reference to Exhibit 2.1 to the Form 8-K current report of the Company filed on July 22, 2004.
         Exhibit 10.2    Asset Purchase Agreement dated September 15,
                         2004 by and between Phantom Fiber Corporation and Wireless Age Communications is incorporated herein by reference to Exhibit 2.1 to the Form 8-K current report of the Company filed on July 22, 2004.
         Exhibit 10.3 2005 Stock Option, SAR and Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Form S-8 registration statement (Reg. No. 333-122730), filed on February 11, 2005.
         Exhibit 21      Subsidiaries
         Exhibit 31.1    Certification of Jeffrey T. Halloran
         Exhibit 31.2    Certification of Vince Bulbrook
         Exhibit 32.2    Certification of Jeffrey T. Halloran and Vince Bulbrook

Reports on Form 8-K.

          None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Fees paid to principal accountants are as follows:

Name                               Audit Fees    Audit Related Fees   Tax Fees    All other fees

Mintz & Partners LLP for fiscal
year ended                                            $ 17,000         $ 5,600     $    14,500
                                                      --------         -------     -----------
December 31, 2003                   $ 35,400           $ nil            $ nil      $    13,700
                                    --------           ------           ------     -----------
December 31, 2004                   $ 31,500
                                    --------

         As of December 31, 12004, the Company had not established an audit committee of the Board of Directors, and the entire Board of Directors performed the duties of an audit committee. The Board of Directors evaluated the scope and cost of the audit for its fiscal year ended December 31, 2004 before its auditor rendered its audit and non-audit services.

================================================================================



        CONSOLIDATED FINANCIAL STATEMENTS



        PHANTOM FIBER CORPORATION
        (FORMERLY PIVOTAL SELF-SERVICE TECHNOLOGIES INC.)



        FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





        INDEX

        INDEPENDENT AUDITORS' REPORT                                         F-1

        CONSOLIDATED BALANCE SHEET                                           F-2

        CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY       F-4

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-5

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                       F-6

REPORT OF INDEPENDENT REGISTERED AUDITORS


TO THE STOCKHOLDERS OF
PHANTOM FIBER CORPORATION


We have audited the accompanying consolidated balance sheet of Phantom Fiber Corporation, as at December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phantom Fiber Corporation at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in the notes, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2004 the Company had an accumulated deficit of $2,496,674. The continued operating losses raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the going concern assumption not being applicable.


"Mintz & Partners LLP"
Chartered Accountants
Toronto, Ontario
March 30, 2005

PHANTOM FIBER CORPORATION

Consolidated Balance Sheet
As at December 31, 2004
================================================================================

ASSETS

CURRENT ASSETS:
     Cash                                                                         $    19,400
     Accounts receivable                                                               41,244
     Marketable securities (note 3)                                                   962,599
     Investment tax credit receivable                                                 353,340
     Prepaid expenses                                                                  14,414
                                                                                  -----------

TOTAL CURRENT ASSETS                                                                1,390,997

PROPERTY, PLANT AND EQUIPMENT (note 4)                                                 53,127
                                                                                  -----------

TOTAL ASSETS                                                                      $ 1,444,124
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                                             $ 1,077,179
     Short term borrowings (note 5)                                                   340,920
     Current portion of obligation under capital leases (note 4)                       26,274
     Notes payable (note 6)                                                           109,725
Senior subordinated convertible debentures (note 7)                                    66,500
                                                                                  -----------

TOTAL CURRENT LIABILITIES                                                           1,620,598
                                                                                  -----------

Obligation Under Capital Leases (note 4)                                               24,649
                                                                                  -----------

                                                                                    1,645,247

STOCKHOLDERS' DEFICIENCY (note 8)

PREFERRED STOCK, $100 par value, 8%, non-voting, convertible, redeemable,
     2,000 shares authorized, No shares issued and outstanding
COMMON STOCK, $.001 par value, 400,000,000 shares authorized,
     260,689,071 shares, issued and outstanding at December 31, 2004                  260,689
ADDITIONAL PAID-IN CAPITAL                                                          2,532,909
                                                                                  -----------

                                                                                    2,793,598

ACCUMULATED DEFICIT                                                                (2,496,674)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                                 (498,047)
                                                                                  -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                       (201,123)
                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $ 1,444,124
                                                                                  ===========

PHANTOM FIBER CORPORATION

Consolidated Statements of Operations
For the Years Ended December 31, 2004 and 2003
================================================================================

                                                                2004                     2003
--------------------------------------------------------------------------------------------------

REVENUE
     Consulting services                                  $        91,511          $        46,882
     Interest and other income                                      6,906                    4,955
                                                          ----------------------------------------

                                                                   98,417                   51,837
                                                          ----------------------------------------

OPERATING EXPENSES:
     Research and development                                     572,258                  (96,550)
     Sales and marketing                                          325,101                  149,162
     Interest expense                                              75,555                    6,182
     General and administrative                                   946,202                  266,786
                                                          ----------------------------------------

Total operating expenses                                        1,919,116                  325,580
                                                          ----------------------------------------

OPERATING LOSS BEFORE OTHER INCOME (EXPENSES)                  (1,820,699)                (273,743)

OTHER INCOME (EXPENSES)
     Loss on disposal of marketable securities                   (109,534)                       -
     Gain on disposal of Battery Business                         391,874                        -
     Earnout on Battery Business                                   35,500                        -
     Settlement of loan obligation (note 12 (c))                  (83,250)                       -
     Gain (loss) on foreign exchange                               62,060                        -
                                                          ----------------------------------------

NET LOSS                                                  $    (1,524,049)         $      (273,743)
                                                          ========================================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
     Weighted average number of common shares
         outstanding (note 2 i))                              197,365,773               131,247,999
      Loss per share                                       $       (0.008)           $       (0.002)

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) For the Years Ended December 31, 2004 and 2003

------------------------------------ ------------------- ------------------- ------------------- -------------------
                                        Common stock        Common stock      Additional paid          Other
                                           Number            Par Value           in capital        Shareholders'
                                                                                                       Equity

------------------------------------ ------------------- ------------------- ------------------- -------------------
                                            (#)                 ($)                 ($)                 ($)
------------------------------------ ------------------- ------------------- ------------------- -------------------
Balance, December 31, 2002                  119,405,000             119,405                                 490,293
------------------------------------ ------------------- ------------------- ------------------- -------------------
Issuance of Series A stock                   18,005,735              18,006                                 163,043
------------------------------------ ------------------- ------------------- ------------------- -------------------
Issuance of convertible debentures            9,593,476               9,593                                 284,527
------------------------------------ ------------------- ------------------- ------------------- -------------------
Net loss for the year ended
December 31, 2003
------------------------------------ ------------------- ------------------- ------------------- -------------------
Adjustment arising from foreign
exchange translation loss
------------------------------------ ------------------- ------------------- ------------------- -------------------
Balance, December 31, 2003                  147,004,211             147,004                                 937,863
------------------------------------ ------------------- ------------------- ------------------- -------------------
Issuance of convertible debentures           20,406,524              20,407             605,223
------------------------------------ ------------------- ------------------- ------------------- -------------------
Adjustment arising from
reorganization due to reverse
acquisition                                  93,278,336              93,278           1,927,685           (937,863)
------------------------------------ ------------------- ------------------- ------------------- -------------------
Net loss for the year ended
December 31, 2004
------------------------------------ ------------------- ------------------- ------------------- -------------------
Adjustment arising from unrealized
loss on marketable securities
------------------------------------ ------------------- ------------------- ------------------- -------------------
Adjustment arising from foreign
exchange translation loss
------------------------------------ ------------------- ------------------- ------------------- -------------------
Balance, December 31, 2004                  260,689,071             260,689           2,532,909                   -
------------------------------------ ------------------- ------------------- ------------------- -------------------

------------------------------------ ------------------- ------------------- -------------------
                                        Accumulated      Accumulated other         Total
                                          Deficit          comprehensive        Stockholders
                                                            income (loss)          Equity
                                                                               /(Deficiency)
------------------------------------ ------------------- ------------------- -------------------
                                            ($)                 ($)                 ($)
------------------------------------ ------------------- ------------------- -------------------
Balance, December 31, 2002                    (698,882)              84,431             (4,753)
------------------------------------ ------------------- ------------------- -------------------
Issuance of Series A stock                                                              181,049
------------------------------------ ------------------- ------------------- -------------------
Issuance of convertible debentures                                                      294,120
------------------------------------ ------------------- ------------------- -------------------
Net loss for the year ended
December 31, 2003                             (273,743)                               (273,743)
------------------------------------ ------------------- ------------------- -------------------
Adjustment arising from foreign
exchange translation loss                                          (29,251)            (29,251)
------------------------------------ ------------------- ------------------- -------------------
Balance, December 31, 2003                    (972,625)              55,180             167,422
------------------------------------ ------------------- ------------------- -------------------
Issuance of convertible debentures                                                      625,630
------------------------------------ ------------------- ------------------- -------------------
Adjustment arising from
reorganization due to reverse
acquisition                                                                           1,083,101
------------------------------------ ------------------- ------------------- -------------------
Net loss for the year ended
December 31, 2004                           (1,524,049)                             (1,524,049)
------------------------------------ ------------------- ------------------- -------------------
Adjustment arising from unrealized
loss on marketable securities                                     (535,378)           (535,378)
------------------------------------ ------------------- ------------------- -------------------
Adjustment arising from foreign
exchange translation loss                                          (17,849)            (17,849)
------------------------------------ ------------------- ------------------- -------------------
Balance, December 31, 2004                  (2,496,674)           (498,047)           (201,123)
------------------------------------ ------------------- ------------------- -------------------

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003
================================================================================

                                                                    2004                     2003
-------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Cash received from customers and governments              $       468,409          $       197,816
     Cash paid to suppliers and employees                           (1,271,364)                (792,103)
     Interest received                                                   6,906                    4,957
     Interest paid                                                     (97,617)                  (6,182)
     Foreign exchange gain (loss)                                       44,211                  (29,251)
                                                               ----------------------------------------
                                                                      (849,455)                (624,763)
                                                               ----------------------------------------
FINANCING ACTIVITIES
     Series A preference shares                                              -                  181,049
     Convertible debenture                                             625,630                  294,120
     Obligation under capital leases                                    32,954                   17,969
     Note payable                                                     (173,000)                       -
     Increase in short term borrowings                                 203,784                  114,973
                                                               ----------------------------------------
                                                                       689,368                  608,111
                                                               ----------------------------------------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment                         (45,785)                 (25,886)
     Cash received from reverse acquisition                              5,541                        -
     Proceeds from the sale of marketable securities                   199,989                        -
                                                               ----------------------------------------
                                                                       159,745                  (25,886)
                                                               ----------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (342)                 (42,538)
CASH, BEGINNING OF YEAR                                                 19,742                   62,280
                                                               ----------------------------------------

CASH, END OF YEAR                                              $        19,400          $        19,742
                                                               ========================================
NON CASH FINANCING ACTIVITIES:

     Assets and liabilities acquired pursuant to reverse
     acquisition:
         Marketable securities                                 $       930,000                        -
         Battery business                                              315,126                        -
         Prepaid expenses                                              324,100                        -
         Accounts payable and accrued liabilities                     (277,441)                       -
         Notes payable                                                (147,725)                       -
         Senior subordinated convertible debentures                    (66,500)                       -
     Marketable securities received for settlement of
         Note receivable                                               135,000                        -
         Earnout on sale of Battery Business (note 1(c), 3)             35,500                        -

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

a)       Description of Business

          The business of Phantom Fiber Corporation (the "Company") (formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

          It is engaged in the business of the sale and licensing of its proprietary wireless software platform and integration services. Phantom Fiber uses its software platform to extend the rich multimedia content and user experience of its customers' existing Internet web sites securely and instantly to the PDAs and cell phones of mobile users.

          Phantom Fiber derives its revenue from direct sales of various licensing and revenue sharing plans that allow its revenues to grow based upon the adoption rate of its customer's end users.

b)       Reverse Acquisition Transaction

          On July 7, 2004, the Company (formerly known as "Pivotal Self-Service Technologies Inc.") completed a reverse acquisition of privately held Phantom Fiber Corporation, an Ontario corporation. The merger was effected pursuant to a Share Exchange Agreement dated April 22, 2004 (the " Agreement") by and among the Company and Phantom Fiber Corporation. In accordance with the terms of the Agreement, the Company merged with and into Phantom Fiber Corporation, with Phantom Fiber Corporation remaining as the surviving corporation and a wholly owned subsidiary of the Company.

          Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 167,410,735 shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction is accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets are recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $0.08 per share, the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

          Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD1, 200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.084 per share (see Note 8 (c))..

          The Company also issued stock options to replace 2,000,000 Phantom Fiber Corporation stock options existing prior to the merger. Each stock option will allow the holder to purchase 5.5 post-merger common shares (11,000,000 common shares in aggregate) for an exercise price equal to the exercise price of the Phantom Fiber Corporation stock options previously held divided by 5.5, and with an expiry date and vesting provisions similar to those of the previously outstanding stock options.

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

          Certain contingent adjustments exist with respect to the share exchange and valuation described above (see note 11 (b).

     c)   Disposition of Prime Battery

          The Company disposed of the all of the shares of its Prime Battery Products Limited ("Prime Battery") subsidiary plus additional assets and liabilities (together, the "Battery Business") in a transaction that was signed and consummated on September 15, 2004.

          The Battery Business was sold to Wireless Age Communications Inc. ("Wireless Age") for the following consideration: (i) 700,000 restricted common shares of Wireless Age; and (ii) 200,000 additional restricted common shares ("Earnout Shares") of Wireless Age as an earnout over a one year period. The Earnout Shares are issuable on November 30, 2004 (see Note 3), February 28, 2005, May 31, 2005 and August 31, 2005 if Prime Battery continues to earn royalties under existing agreements with Simmtronics Limited and SureCells Portable Power Ltd.

     d)   Going Concern and Basis of Presentation

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the significant operating losses for the year ended December 31, 2004 and the deficit as at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof. As mentioned in note 12 (a), the Company intends to obtain cash from the sale of its available-for-sale securities.

     e)  Comparative figures:

         Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Use of estimates

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

     b)   Allowance for Doubtful Accounts

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

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     c)   Acquisitions and business combinations

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

     d)   Revenue recognition

          The Company's revenue consists of software licensing fees and related service revenues which are recognized when the product is delivered or the service has been rendered and when the rights of ownership of the product are transferred to the purchaser and collection is reasonably assured.

     e)   Intangibles and goodwill

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

          Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

     f)   Investments

          The Company's investment in marketable securities is classified as available for sale securities and is recorded at their fair value. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders' equity until realized.

     g)   Income taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     h)   Financial instruments

          The fair values of the financial assets and liabilities are indicated by their carrying value. The fair value of non-interest bearing advances and notes payable approximate their carrying value because they are due on demand, have no terms of payment and are treated as payable on demand.

     i)   Net loss per share

          For both 2004 and 2003, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

     j)   Foreign currency

          The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders' equity (deficiency).

     k)   Investment tax credits

          The Company's subsidiary is entitled to Canadian tax credits which are earned as a percentage of eligible research and development expenditures incurred in each taxation year. Investment tax credits earned relating to research and development expenses and property, plant and equipment purchases are accounted for as a reduction of the respective expenses and the cost of such assets.

     l)   Comprehensive income

          Comprehensive Income includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company's available for sale securities.

     m)   Recent accounting pronouncements

          In December 2004, the Financial Accounting Standards Board {"FASB") issued Statement No. 123(R), Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No.123, the Company does not recognize compensation expense with respect to stock options issued because the option price was no greater than the market price at the time the option was issued. Statement 123(R) will be effective in the fiscal quarter beginning January 1, 2006. The

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================

          Company has not completed an evaluation of the impact of adopting Statement 123(R).

          In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

          In November 2004, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " in Determining whether to Report Discontinued Operations, which is effective for us at the beginning of 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

     m)   Recent accounting pronouncements (continued)

          In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No.43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

     n)   Stock Options

          The Company applies the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Stock option awards continue to be accounted for in accordance with APB Opinion No.25. As the number of shares to be issued and the per share strike price are not subject to uncertainty, stock option grants are accorded fixed accounting treatment. As a result, the Company does not record compensation expense in connection with the granting of these stock options.

          Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No.123, net earnings would have been reduced to the pro forma amounts indicated below (amounts in thousands)

                                                  2004                 2003
                                            ----------------------------------

         Net loss as reported               $     (1,524)         $       (274)
         Pro forma compensation expense               21                    19
                                            ----------------------------------

         Pro forma net loss                 $     (1,545)         $       (293)
                                            ==================================

         There is no effect on loss per share.

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

                                                 2004                   2003
                                              ---------------------------------
         Dividend yield                          nil                     nil
         Expected volatility                      90%                     90%
         Risk free interest rates                 3.5%                    2.6%
         Expected lives (years)                   3.0                     3.0

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     o)   Property, Plant and Equipment

          Property, plant and equipment are carried at cost less accumulated amortization. Amortization is calculated using the declining-balance method as follows.

                     Computer hardware                        30%
                     Office furniture and equipment           20%

          Additions during the period are amortized at one-half the usual rate.

     p)   Capital leases

          Leases that transfer the substantial obligations and benefits of ownership are recorded as capital assets and a related obligation under capital leases.


3.    MARKETABLE SECURITIES

      The Company's available for sale marketable securities consist of the following:

                                                          ORIGINAL           BOOK          UNREALIZED
                                          NUMBER            COST             VALUE         GAIN/(LOSS)
                                          -----------------------------------------------------------
      Trackpower Inc.                     3,000,000   $     136,950     $     149,649    $     12,699
      Wireless Age Communications Inc.    1,145,000       1,361,027           812,950        (548,077)
                                          -----------------------------------------------------------
                                                      $   1,497,977     $     962,599    $    535,378
                                                      ===============================================

      During July, 2004 the Company received 3,000,000 restricted shares of Trackpower Inc. as partial payment for an amount due from a third party.

      In September, 2004 the Company received 700,000 restricted shares of Wireless Age at a market price of $1.01 through the disposition of its Battery Business as described in Note 1(c).

      In November, 2004, the Company received 50,000 restricted shares of Wireless Age at a market price of $0.71 pursuant to its earnout resulting from the disposition of its Battery Business as described in Note 1(c).

      The remaining 395,000 shares of Wireless Age were acquired in conjunction with the reverse acquisition transaction described in note 1 (b)..

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, Plant and Equipment comprises the following:

      Computers and office equipment - cost                 $      71,671
      Less: accumulated amortization                              (18,544)
                                                            --------------
                                                            $      53,127
                                                            =============

      Included in the above property, plant and equipment are assets under capital lease with a cost of $61,353 and accumulated amortization of $11,898. These leases bear interest at varying rates from 9%-21%.

      The future minimum payments due under these capital leases are:

           Years ending December 31:

           2005                                             $      26,274
           2006                                                    19,348
           2007                                                     5,301


5.    SHORT TERM BORROWINGS

      Advance from a shareholder, on demand, unsecured and non-interest bearing       $    27,595
      Advance from a party related to the principal shareholder, on demand,
           unsecured with monthly interest of 3%                                           62,250
      Advances from unrelated parties, on demand, unsecured at varying rates              100,422
      Bridge loan, on demand, unsecured with monthly interest payments of 3%              150,653
                                                                                      -----------

      Total                                                                           $   340,920
                                                                                      ===========

6.    NOTES PAYABLE

      Non-interest bearing note payable (a)                                           $    57,500
      5 year non-interest bearing note payable (b)                                         52,225
                                                                                      -----------

      Total                                                                           $   109,725
                                                                                      ===========

      (a) In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued and has since been paid down to $57,500. This amount is due on demand and has therefore not been discounted.

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

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


7.    8% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

      The  senior  subordinated   convertible  debentures  totaling  $66,500  at
      December 31, 2004, are subordinated to all other indebtedness, and bear interest at 8% payable in arrears annually commencing March 6, 2001.

      The principal portions mature on March 6, 2005. Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities at December 31, 2004. Subsequent to year-end, these debentures matured and amounts outstanding were automatically converted into shares of common stock of the Company (see Note 12 d)).

8.    CAPITAL STRUCTURE

       (a) Authorized:
                2,000  preference   shares  $100  par  value;  8%,   non-voting,
                convertible, redeemable 400,000,000 voting common shares, $0.001 par value

       (b) Issued and outstanding (Number of shares) at
           December 31, 2004                                     260,689,071

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


8. CAPITAL STRUCTURE (continued)

     (c)  Warrants:

            The Company has granted 17,508,074 warrants to purchase an aggregate of 17,508,074 common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at December 31, 2004 are as follows:

                                                      Weighted
                                       Number          average
                                  of warrants   exercise price       Expiry date
           ------------------------------------------------------------------------------
           December 31, 2003        8,735,589        $  0.379                  -
           Warrants granted        15,000,000           0.084                  -
           Warrants expired        (6,227,515)         (0.500)                 -
           ------------------------------------------------------------------------------
           December 31, 2004       17,508,074        $  0.193                  -
           ------------------------------------------------------------------------------
           Comprised of:            1,000,000        $  0.020       February 28, 2005
                                    1,250,000           0.040       November 14, 2005 (a)
                                   15,000,000           0.084            July 7, 2006 (b)
                                      102,172           0.500         August 13, 2006
                                       77,951           0.500         October 8, 2006
                                       77,951           0.500       November 20, 2006
           ------------------------------------------------------------------------------
                                   17,508,074        $  0.193                  -
           ------------------------------------------------------------------------------

           (a) Includes warrants to purchase 1,250,000 common shares at $0.04 per share issued under a warrant agreement for which another 1,250,000 warrants, exercisable at $0.10 per share are issuable upon exercise of the initial warrants.

            (b) Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1b) to purchase 15,000,000 common shares at $0.084

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


8. CAPITAL STRUCTURE (continued)

     (d)  Stock options:

            In connection with the Reverse Acquisition described in note 1b), the Company's stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 3,000,000 options to a maximum of 20,000,000 options.

            Options granted under the amended plan are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees". All options have been granted at a price equal to or greater than the fair value of the Company's common stock at the date of the grant.

            A summary of the changes in the Company's stock option plan for the years ended December 31, 2004 and December 31, 2003 is as follows:

                                                                      Year Ended                        Year Ended
                                                               December 31, 2004                 December 31, 2003
           --------------------------------------------------------------------------------------------------------
                                                                        Weighted                          Weighted
                                                       Number            average           Number          average
                                                    of shares     exercise price        of shares   exercise price
           --------------------------------------------------------------------------------------------------------
           Balance at beginning of period           1,000,000             $0.12         1,150,000             $0.13
           Options granted                         11,000,000 (a)          0.01                 -                 -
           --------------------------------------------------------------------------------------------------------
           Options cancelled                         (400,000)            (0.10)         (150,000)            (0.25)
           --------------------------------------------------------------------------------------------------------

           BALANCE, END OF PERIOD                  11,600,000              0.02         1,000,000              0.12
           --------------------------------------------------------------------------------------------------------

           EXERCISABLE, END OF PERIOD              10,988,889             $0.02         1,000,000             $0.12
           --------------------------------------------------------------------------------------------------------

                                                                        Weighted         Weighted         Weighted
                                   Number             average            average           Number          average
              Exercise         of options      remaining life           exercise       of options         exercise
               Price          outstanding             (years)              price      exercisable            price
           -------------------------------------------------------------------------------------------------------
                   $0.01       11,000,000 (a)             2.13             $0.01       10,338,889            $0.01
                    0.10          500,000                 6.66              0.10          500,000             0.10
                    0.25          100,000                 0.08              0.25          100,000             0.25
          ---------------------------------------------------------------------------------------------------------
           $.01 - 0.25         11,600,000                 2.31             $0.02       10,988,889            $0.02
          ---------------------------------------------------------------------------------------------------------

         (a) Options issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1b) to purchase 11,000,000 common shares at $0.0114 per common share

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


9.    RELATED PARTY TRANSACTIONS

      On January 23, 2004, the Company transferred 50,000 Wireless Age Communications, common shares (marketable securities) to a related party (related by virtue of their ownership position in the Company), in repayment of a promissory note of $162,000. The Company also agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradable under a registration statement.

      Officers, and certain persons related to officers have provided $35,903 in a prior period to fund operations of the Company. This loan is included in short term borrowings. It is unsecured, non-interest bearing and has no formal repayment terms.


10.   INCOME TAXES

      The company files US Federal income tax returns for its US operations. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries.

      There was no provision for income taxes for the years ended December 31, 2004 and 2003.

      The total provision for income taxes differs from that amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

                                                      2004                       2003
                                                     Amount         %          Amount          %
                                                -----------      -----     ----------      -----
Statutory income tax rate (recovery)            $ (512,600)      (36)      $ (50,900)       (18)
Foreign Taxes Payable                                   ---         0             ---          0
Non-deductible items                                  1,600         0             700          1
Use of losses carried forward                           ---         0             ---          0
Other, including valuation
      Allowance adjustment                          511,000        36          50,200         17
Net taxes (recovery) and effective rate              $  ---         0          $  ---          0

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


10. INCOME TAXES (continued)

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

                                                          2004                           2003
                                                Component      Tax Effect      Component     Tax Effect
                                                ----------     ----------      ---------     ----------
        Net operating losses - domestic         $2,100,000     $ 714,000             ---           ---
        Less valuation allowance                (2,100,000)     (714,000)            ---           ---
        Net deferred asset                             ---           ---             ---           ---

        Net operating losses - foreign          $1,750,000     $ 630,000        $751,000      $140,000
        Less valuation allowance                (1,750,000)     (630,000)       (751,000)     (140,000)
        Net deferred asset                             ---           ---             ---           ---

      As December 31, 2004, the Company had cumulative net operating loss carry-forwards of approximately $2,100,000 and $1,750,000 in the United States and Canada respectively. These amounts will expire in various years through 2021. The related deferred tax assets have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.


11.    COMMITMENTS AND CONTINGENCIES:

       (a) Commitments:

          The Company is committed to the following annual amounts in respect to its lease of office space:

           Years ending December 31:

           2005                               $   34,772
           2006                                   38,746
           2007                                   42,720
           2008                                   46,695
           2009                                   11,922

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


11. COMMITMENTS AND CONTINGENCIES (CONTINUED):

     (b)  Contingencies:

           Pursuant to the Reverse Acquisition  Transaction  described in note 1
           b), the outstanding shares of common stock of Phantom Fiber Corporation, being comprised of pre-merger stockholders owning 137,410,735 shares of common stock and pre-merger convertible debenture holders having the equivalent of 30,000,000 shares of common stock, automatically converted into an aggregate of 167,410,735 shares of the Company's common stock which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger.

           The valuation of and for the share exchange was based upon the Company having a specified level of working capital to fund its operations on a post-merger basis to December 31, 2004. In the event of a shortfall from the specified level of working capital, the pre-merger stockholders of Phantom Fiber Corporation may be entitled to a maximum of 40,000,000 compensatory shares of common stock of the Company. The current management of Company is negotiating terms with respect to this working capital requirement.


12.   SUBSEQUENT EVENTS

     a)   Private Sales Transaction

          On January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to deliver 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000 and 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000. The transaction, as amended March 30, 2005, provides for periodic delivery of these shares in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction. As at March 31, 2005, the Company has received $324,200 under this transaction and has delivered 345,813 shares of common stock of Wireless Age Communications Inc. and 1,296,800 shares of common stock of Trackpower Inc.

     b) 2005 Stock Option, SAR and Stock Bonus Consultant Plan and Conversion of Debt

          On February 11, 2005, the Company announced a 2005 Stock Option, SAR and Stock Bonus Consultant Plan (the "S-8 Plan") which authorized the Company through the Committee that administers the S-8 Plan (the "Committee") to grant non-qualified stock options with or without stock appreciation rights, SAR's and stock bonuses to consultants of the Company. There are 17,500,000 shares of common stock of the Company available for grant to participants designated by the Committee. Directors, officers and employees of the Company are not eligible to participate in this S-8 Plan. As at March 31, 2005, 6,520,719 shares of common stock have been issued from this S-8 Plan, of which approximately 5.1 million common shares have been issued to various creditors in satisfaction of approximately $250,000 of trade and other liabilities outstanding as at December 31, 2004.

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2004
================================================================================


12. SUBSEQUENT EVENTS (continued)

     c)   Settlement with Former Affiliate

          On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who had provided a loan of $162,000 per note 9 to the Company in November 2002. The transfer of these shares was in payment of the loan. The Company also agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradable under a registration statement.

          On February 18, 2005, the Company negotiated a final settlement of this matter under which it agreed to issue 500,000 shares of its capital stock at a deemed value of $30,000 and transferred 75,000 shares of common stock of Wireless Age Communications Inc. at a deemed value of $53,250. This aggregate amount of $83,250 has been accrued as a settlement of loan obligation in the statement of operations at December 31, 2004.

     d)   Maturity  and  Conversion  of  8%  Senior   Subordinated   Convertible
          Debenture

          Upon maturity of the 8% Senior Subordinated Convertible Debentures on March 6, 2005, each $0.25 of outstanding amounts under the debentures became subject to an automatic conversion into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. As at March 6, 2005, the outstanding amounts under the debentures which are subject to this automatic conversion amounted to $93,170, being comprised of outstanding principal of $66,500 and unpaid interest of $ 26,670. The Company has reserved 372,865 shares of common stock in relation to the conversion of outstanding amounts under the debentures.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its

April 13, 2005                    PHANTOM FIBER CORPORATION

                                  By: /s/ Jeffrey T. Halloran
                                      --------------------------------------
                                      Jeffrey T. Halloran
                                      Chief Executive Officer and President


April 13, 2005                    By: /s/ Vince Bulbrook
                                      --------------------------------------
                                      Vince Bulbrook, Chief Financial Officer
                                      and Principal Accounting and Financial
                                      Officer,

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2005                    By: /s/ Jeffrey Halloran
                                      ---------------------------------------
                                      Jeffrey Halloran, Chief Executive Officer,
                                      President and Director

April 13, 2005                    By: /s/ Vince Bulbrook
                                      ----------------------------------------
                                      Vince Bulbrook, Chief Financial Officer,
                                      Principal Accounting and Financial Officer
                                      and Director

April 13, 2005                    By: /s/ Gordon S. Fowler
                                      ----------------------------------------
                                      Gordon S. Fowler, Director

April 13, 2005                    By: /s/ John G. Simmonds
                                      ----------------------------------------
                                      J. Graham Simmonds, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         The registrant is a reporting issuer under the Exchange Act and, therefore, this section is not applicable.