Form 10QSB
period 2005-03-31
PHANTOM FIBER CORP
filed 2005-05-16
CIK 49397

PHANTOM FIBER CORPORATION

      As filed with the Securities and Exchange Commission on May 13, 2005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

                        Commissions file number 001-15627

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

                         YES |X|                             NO |_|


The number of shares of common stock outstanding as of May 13, 2005: 268,082,470

================================================================================

PHANTOM FIBER CORPORATION

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)
         Condensed Consolidated Balance Sheet............................      1
         Condensed Consolidated Statements of Operations and
           Comprehensive Loss............................................      2
         Condensed Consolidated Statements of Changes in Stockholders'
          Equity (Deficiency)............................................      3
         Condensed Consolidated Statements of Cash Flows.................      4
         Notes to Condensed Consolidated Financial Statements............      5

Item 2.  Management's Discussion and Analysis  or Plan of Operation......     17

Item 3.  Controls and Procedures.........................................     22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     23

Item 3.  Defaults Upon Senior Securities.................................     23

Item 4.  Submission of Matters to a Vote of Security Holders.............     23

Item 5.  Other Information...............................................     23

Item 6.  Exhibits and Reports on Form 8-K................................     23
           A)  Exhibit Schedule
           B)  Reports Filed on Form 8-K

Signatures and certifications............................................  24-27

PHANTOM FIBER CORPORATION

Condensed Consolidated Balance Sheet
March 31, 2005 and December 31, 2004
===================================================================================================
                                                                       March 31,      December 31,
                                                                          2005             2004
                                                                      (unaudited)       (audited)
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash                                                            $      64,321    $      19,400
     Amounts receivable (note 3)                                           473,504           41,244
     Marketable securities (note 4)                                        124,200          962,599
     Investment tax credit receivable                                      118,840          353,340
     Prepaid expenses                                                       34,975           14,414
                                                                     -------------    -------------
TOTAL CURRENT ASSETS                                                       815,840        1,390,997

PROPERTY, PLANT AND EQUIPMENT (note 5)                                      49,559           53,127
                                                                     -------------    -------------
TOTAL ASSETS                                                         $     865,399    $   1,444,124
                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                        $     934,518    $   1,077,179
     Short term borrowings (note 6)                                         79,415          340,920
     Current portion of obligation under capital leases (note 5)            26,160           26,274
     Notes payable (note 7)                                                109,725          109,725
Senior subordinated convertible debentures (note 8)                             --           66,500
                                                                     -------------    -------------
TOTAL CURRENT LIABILITIES                                                1,149,818        1,620,598
                                                                     -------------    -------------
Obligation Under Capital Leases (note 5)                                    19,315           24,649
                                                                     -------------    -------------
                                                                         1,169,133        1,645,247
                                                                     -------------    -------------

STOCKHOLDERS' DEFICIENCY (note 9)

PREFERRED STOCK, $100 par value, 8%, non-voting, convertible, redeemable, 2,000 shares authorized,
     No shares issued and outstanding
COMMON  STOCK,  $.001 par  value,                                      400,000,000           shares
     authorized,  268,082,470 shares, issued and outstanding
     at March 31, 2005; 260,689,071 shares, issued and outstanding
     at December 31, 2004                                                  268,083          260,689
ADDITIONAL PAID-IN CAPITAL                                               2,966,065        2,532,909
                                                                     -------------    -------------
                                                                         3,234,148        2,793,598

ACCUMULATED DEFICIT                                                     (3,365,432)      (2,496,674)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                      (172,450)        (498,047)
                                                                     -------------    -------------
TOTAL STOCKHOLDERS' DEFICIENCY                                            (303,734)        (201,123)
                                                                     -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $     865,399    $   1,444,124
                                                                     =============    =============


                                      See accompanying notes.


PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended March 31, 2005 and March 31, 2004
==========================================================================================

                                                                2005             2004
                                                             (unaudited)      (unaudited)
------------------------------------------------------------------------------------------
REVENUE

     Consulting services                                    $      22,986    $          --
     User fees and royalties                                       24,442           14,290
     Interest and other income                                      5,729            2,849
                                                            ------------------------------
                                                                   53,157           17,139
                                                            ------------------------------
OPERATING EXPENSES:

     Research and development                                     254,879          128,589
     Sales and marketing                                           79,946           65,882
     Interest expense                                              21,871            6,151
     General and administrative                                   179,206           51,857
                                                            ------------------------------
Total operating expenses                                          535,902          252,479
                                                            ------------------------------

OPERATING LOSS BEFORE OTHER INCOME (EXPENSES)                    (482,745)        (235,340)

OTHER INCOME (EXPENSES)
     Loss on disposal of marketable securities                   (373,786)              --
     Settlement on loan obligation                                (12,578)              --
     Gain (loss) on foreign exchange                                  351               --
                                                            ------------------------------
NET LOSS                                                    $    (868,758)   $    (235,340)
                                                            ==============================


EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
     Weighted average number of common shares outstanding
         (note 2 i))                                          263,945,145      147,004,211
      Loss per share                                        $      (0.003)   $      (0.002)

                               COMPREHENSIVE LOSS

Net loss                                                    $    (868,758)   $    (235,340)
Other comprehensive income (loss):
     Unrealized holding gain on marketable securities             338,637               --
     Foreign exchange translation gain (loss)                     (13,040)          31,484
                                                            ------------------------------
Comprehensive loss                                          $    (543,161)   $    (203,856)
                                                            ==============================


                                  See accompanying notes

PHANTOM FIBER CORPORATION

Condensed   Consolidated   Statements   of  Changes  in   Stockholders'   Equity
(Deficiency) March 31, 2005 (unaudited) and December 31, 2004 (audited)
===================================================================================================================================
                                                                                                       Accumulated        Total
                                                         Additional        Other                           Other       Stockholders
                        Common stock    Common stock       paid in     Shareholders'   Accumulated     Comprehensive      Equity
                           Number        Par Value         capital        Equity         Deficit       Income (loss)   /(Deficiency
-----------------------------------------------------------------------------------------------------------------------------------
                             (#)             ($)             ($)            ($)            ($)              ($)             ($)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 2003       147,004,211         147,004              --        937,863        (972,625)         55,180         167,422
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of
 convertible
 debentures               20,406,524          20,407         605,223        625,630
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment
 arising from
 reorganization
 due to reverse
 acquisition              93,278,336          93,278       1,927,686       (937,863)                                      1,083,101
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for the
 year ended
 December 31, 2004                                                                       (1,524,049)                     (1,524,049)
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment
 arising from
 unrealized
 loss on marketable
 securities                                                                                                (535,378)       (535,378)
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment
 arising from
 foreign exchange
 translation loss                                                                                           (17,849)        (17,849)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 2004       260,689,071         260,689       2,532,909             --      (2,496,674)       (498,047)       (201,123)
-----------------------------------------------------------------------------------------------------------------------------------
Shares issued
 for settlement of
 accounts payable,
 other debt and
 services                  7,020,714           7,021         340,359        347,380
-----------------------------------------------------------------------------------------------------------------------------------
Shares reserved
 and to be issued
 for conversion of
 senior subordinated
 convertible debentures      372,685             373          92,797                                                         93,170
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for the
 three months
 ended March 31, 2005                                                                      (868,758)                       (868,758)
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment arising
 from reduction in
 unrealized loss on
 marketable securities                                                                                      338,637         338,637
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment arising
 from foreign exchange
 translation loss                                                                                           (13,040)        (13,040)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 MARCH 31, 2005          268,082,470         268,083       2,966,065             --      (3,365,432)       (172,450)       (303,734)
-----------------------------------------------------------------------------------------------------------------------------------

                                                       See accompanying notes


PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and March 31, 2004
========================================================================================

                                                                    2005         2004
                                                                 (unaudited)  (unaudited)
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Cash received from customers and governments                 $ 276,935    $   1,628
     Cash paid to suppliers and employees                          (330,063)    (243,372)
     Interest received                                                4,262        2,849
     Interest paid                                                   (9,152)        (692)
     Foreign exchange gain (loss)                                   (12,689)      31,484
                                                                  ----------------------
                                                                    (70,707)    (208,103)
                                                                  ----------------------
FINANCING ACTIVITIES
     Long-term debt                                                      --      (22,650)
     Convertible debenture                                               --      593,880
     Obligation under capital leases                                 (5,197)       1,240
     Decrease in short term borrowings                             (203,375)          --
                                                                  ----------------------
                                                                   (208,572)     572,470
                                                                  ----------------------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment                           --       (3,537)
     Loans receivable                                                    --     (381,500)
     Proceeds from the sale of marketable securities                324,200           --
                                                                  ----------------------
                                                                    324,200     (385,037)
                                                                  ----------------------
INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                   44,921      (20,670)

CASH, BEGINNING OF PERIOD                                            19,400       19,742
                                                                  ----------------------
CASH / (BANK INDEBTEDNESS), END OF PERIOD                         $  64,321    $    (928)
                                                                  ======================

NON CASH FINANCING AND INVESTING ACTIVITIES:

     Proceeds from sale of marketable securities outstanding at
         end of period                                            $ 425,800           --
     Marketable securities disposed of in settlement of
         accounts payable                                            53,250           --
     Common shares issued on conversion of debenture                 66,500           --
     Common shares issued in settlement of accounts payable         247,463           --
     Common shares issued in settlement of borrowing                 58,130           --
     Common shares issued in settlement for various services         68,456           --

                                 See accompanying notes

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

            Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 167,410,735 shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 27,482,147 common shares have been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction is accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets are recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $0.08 per share, the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

            Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD1, 200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.084 per share (see Note 9 (c))..

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

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

      c)    Disposition of Prime Battery

            The Company disposed of the all of the shares of its Prime Battery Products Limited ("Prime Battery") subsidiary plus additional assets and liabilities (together, the "Battery Business") in a transaction that was signed and consummated on September 15, 2004.

            The Battery Business was sold to Wireless Age Communications Inc. ("Wireless Age") for the following consideration: (i) 700,000 restricted common shares of Wireless Age; and (ii) 200,000 additional restricted common shares ("Earnout Shares") of Wireless Age as an earnout over a one year period. The Earnout Shares are issuable on November 30, 2004 (see Note 4), February 28, 2005, May 31, 2005 and August 31, 2005 if Prime Battery continues to earn royalties under existing agreements with Simmtronics Limited and SureCells Portable Power Ltd.

      d)    Going Concern and Basis of Presentation

            These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the significant operating losses for the three months ended March 31, 2005 and the deficit as at March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

      e)    Comparative figures:

            Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current period.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      i)    Net loss per share

            For both 2005 and 2004, net loss per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

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

      m)    Recent accounting pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No.123, the Company does not recognize compensation expense with respect to stock options issued because the option price was no greater than the market price at the time the option was issued. Statement 123(R) will be effective in the fiscal quarter beginning January 1, 2006. The

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      m)    Recent accounting pronouncements (continued)

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

      n)    Stock Options

            The Company applies the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Stock option awards continue to be accounted for in accordance with APB Opinion No.25. As the number of shares to be issued and the per share strike price are not subject to uncertainty, stock option grants are accorded fixed accounting treatment. As a result, the Company does not record compensation expense in connection with the granting of these stock options. Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date for awards for the three months ended March 31, 2005 and March 31, 2004 consistent with the provisions of SFAS No.123, net earnings would have been reduced to the pro forma amounts indicated below (amounts in thousands):


                                           March 31,   March 31,
                                             2005        2004
                                           --------------------
            Net loss as reported           $   (869)   $   (235)
            Pro forma compensation expense        5           5
                                           --------------------
            Pro forma net loss             $   (874)   $   (240)
                                           ====================

            There is no effect on loss per share.

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

                                           March 31,   March 31,
                                             2005        2004
                                           --------------------

            Dividend yield                      nil         nil
            Expected volatility                  90%         90%
            Risk free interest rates            3.5%        2.6%
            Expected lives (years)              3.0         3.0


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

NOTE 3.  AMOUNTS RECEIVABLE:

                                                       March 31, 2005     December 31, 2004
--------------------------------------------------------------------------------------------
       Trade, net of allowance of $15,000  (2004-$Nil) $    41,248         $      41,244
       Due from former officer and director                425,800(a)                 --
       Other receivable                                      6,456                    --
--------------------------------------------------------------------------------------------
                                                       $   473,504         $      41,244
--------------------------------------------------------------------------------------------

(a) On January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000 and 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000. The transaction, as amended March 30, 2005, provides for periodic delivery of these shares in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction. As at March 31, 2005, the Company has received $324,200 under this transaction and has delivered 345,813 shares of common stock of Wireless Age Communications Inc. and 1,296,800 shares of common stock of Trackpower Inc.

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 4. MARKETABLE SECURITIES

            The Company's available for sale marketable securities consist of the following:

                                                                             ORIGINAL        BOOK         UNREALIZED
                                                               NUMBER          COST          VALUE       GAIN/ (LOSS)
            ========================================================================================================
            March 31, 2005:
               Wireless Age Communications Inc.                270,000 (b) $   320,941    $   124,200    $  (196,741)
                                                             ---------     =========================================
            December 31, 2004:
               Trackpower Inc.                               3,000,000 (c) $   136,950    $   149,649    $    12,699
               Wireless Age Communications Inc.              1,145,000 (a)   1,361,027        812,950       (548,077)
                                                             ---------     -----------------------------------------
                                                                           $ 1,497,977    $   962,599    $  (535,378)
                                                                           =========================================

(a) In September, 2004 the Company received 700,000 restricted shares of Wireless Age at a market price of $1.01 through the disposition of its Battery Business as described in Note 1(c). In November, 2004, the Company received 50,000 restricted shares of Wireless Age at a market price of $0.71 pursuant to its earnout resulting from the disposition of its Battery Business as described in Note 1(c). The remaining 395,000 shares of Wireless Age were acquired in conjunction with the reverse acquisition transaction described in note 1 (b).

(b) As described in note 3, on January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000.

      On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who, per note 10, had provided a loan of $162,000 to the Company in November 2002. The transfer of these shares was in payment of the loan. The Company also agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradable under a registration statement. On February 18, 2005, the Company negotiated a final settlement of this matter under which it agreed to issue 500,000 shares of its capital stock and to transfer 75,000 shares of common stock of Wireless Age Communications Inc.

(c) During July, 2004 the Company received 3,000,000 restricted shares of Trackpower Inc. as partial payment for an amount due from a third party. As described in note 3, on January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to deliver 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000.

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

            Property, Plant and Equipment comprises the following:

                                                   March 31,     December 31,
                                                     2005           2004
                                                  -----------    -----------

            Computers and office equipment - cost $    71,386    $    71,671
            Less: accumulated amortization            (21,827)       (18,544)
                                                  -----------    -----------
                                                  $    49,559    $    53,127
                                                  ===========    ===========

            Included in the above property, plant and equipment are assets under capital lease with a cost of $61,353 (December 31, 2004: $61,353) and accumulated amortization of $14,718 (December 31, 2004:
            $11,898). These leases bear interest at varying rates from 9%-21%.

            The future  minimum  payments  due under these  capital  leases are:
            Years ending December 31:

            2005                                                $    26,274
            2006                                                     19,348
            2007                                                      5,301

NOTE 6.  SHORT TERM BORROWINGS

                                                                                 March 31,    December 31,
                                                                                   2005           2004
                                                                               -----------    -----------
            Advance from a shareholder, on demand,
             unsecured and non-interest bearing                                $    17,165    $    27,595
            Advance from a party related to the principal shareholder,
             on demand, unsecured with monthly interest of 3%                       62,250         62,250
            Advances from unrelated parties, on demand,
             unsecured at varying rates                                                 --        100,422
            Bridge loan, on demand, unsecured with monthly
             interest payments of 3%                                                    --        150,653
                                                                               -----------    -----------
            Total                                                              $    79,415    $   340,920
                                                                               ===========    ===========

NOTE 7.  NOTES PAYABLE

                                                                March 31, 2005 and December 31, 2004
                                                                ------------------------------------
            Non-interest bearing note payable (a)                              $    57,500
            5 year non-interest bearing note payable (b)                            52,225
                                                                               -----------
            Total                                                              $   109,725
                                                                               ===========

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 7.  NOTES PAYABLE (CONTINUED)

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

NOTE 8. SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

            The senior subordinated convertible debentures totaling $66,500 at December 31, 2004, bear interest at 8% payable in arrears annually commencing March 6, 2001.

            Each $0.25 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $0.50 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities at December 31, 2004. On March 6, 2005, these debentures matured and amounts outstanding were automatically converted into 372,685 shares of common stock of the Company. Also see note 9 (c).

NOTE 9. CAPITAL STRUCTURE

      (a)   Authorized:\

            2,000 preference shares $100 par value; 8%, non-voting, convertible, redeemable 400,000,000 voting common shares, $0.001 par value

      (b)   Issued  and  outstanding  (Number  of  shares)  at March  31,  2005:
            268,082,470 (December 31, 2004: 260,689,071)

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 9.   CAPITAL STRUCTURE (continued)

      (c)   Warrants:

            The Company has granted 16,880,759 warrants to purchase an aggregate of 16,880,759 common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at March 31, 2005 are as follows:

            =========================================================================================
                                                                        Weighted
                                                     Number              average
                                                of warrants       exercise price          Expiry date
            -----------------------------------------------------------------------------------------
            December 31, 2004                    17,508,074             $  0.193                   --
            Warrants granted                        372,685                0.500                   --
            Warrants expired                     (1,000,000)              (0.002)                  --
            -----------------------------------------------------------------------------------------
            March 31, 2005                       16,880,759             $  0.096                   --
            -----------------------------------------------------------------------------------------
            Comprised of:                         1,250,000             $  0.040    November 14, 2005 (a)
                                                 15,000,000                0.084         July 7, 2006 (b)
                                                    102,172                0.500      August 13, 2006
                                                     77,951                0.500      October 8, 2006
                                                     77,951                0.500    November 20, 2006
                                                    372,685                0.500        March 6, 2008 (c)
            -----------------------------------------------------------------------------------------
                                                 16,880,759             $  0.096                   --
            =========================================================================================

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

            (b)   Warrants  issued  on July 7,  2004  in  connection  with  the  Reverse  Acquisition described in note 1b) to purchase 15,000,000 common shares at $0.084

            (c)   Warrants  issued  on March  6,  2005 per note 8 in  connection  with  maturity  and conversion of 8% Senior Subordinated  Convertible  Debentures,  to purchase 372,685 common shares at $0.50 per share.,

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 9.   CAPITAL STRUCTURE (continued)

      (d)   Stock options:

            In connection with the Reverse Acquisition described in note 1b), the Company's stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 3,000,000 options to a maximum of 20,000,000 options.

            Options granted under the amended plan are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees". All options have been granted at a price equal to or greater than the fair value of the Company's common stock at the date of the grant.
            A summary of the changes in the Company's stock option plan for the three months ended March 31, 2005 and year ended December 31, 2004 is as follows:

                                                              Three Months Ended                        Year Ended
                                                                  March 31, 2005                 December 31, 2004
            -------------------------------------------------------------------------------------------------------
                                                                        Weighted                           Weighted
                                                     Number              average          Number            average
                                                  of shares       exercise price       of shares     exercise price
            -------------------------------------------------------------------------------------------------------
            Balance at beginning of period       11,600,000                $0.02       1,000,000              $0.12
            Options granted                              --                   --      11,000,000 (a)           0.01
            -------------------------------------------------------------------------------------------------------
            Options cancelled                    (1,750,000)               (0.03)       (400,000)             (0.10)
            -------------------------------------------------------------------------------------------------------
            BALANCE, END OF PERIOD                9,850,000                 0.02      11,600,000               0.02
            =======================================================================================================
            EXERCISABLE, END OF PERIOD            9,850,000                $0.02      10,988,889              $0.02
            =======================================================================================================

                                                          Weighted     Weighted    Weighted
                               Number          average     average       Number     average
               Exercise    of options   remaining life    exercise   of options    exercise
                  Price   outstanding          (years)       price  exercisable       price
            -------------------------------------------------------------------------------
                  $0.01     9,350,000            1.89        $0.01    9,350,000       $0.01
                   0.10       500,000            6.41         0.10      500,000        0.10

            -------------------------------------------------------------------------------
            $.01 - 0.10     9,850,000            2.12        $0.02    9,850,000       $0.02
            ===============================================================================

            (a) Options issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1b) to purchase 11,000,000 common shares at $0.0114 per common share

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Three Months Ended March 31, 2005
================================================================================

NOTE 10.  RELATED PARTY TRANSACTIONS

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

NOTE 11. COMMITMENTS

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


NOTE 12.  SUBSEQUENT EVENTS

      a)    Private Placement

            On April 26, 2005, the Company completed a private placement of 5,000,000 units at a price of $0.05 per unit. Each unit is comprised of one common share of and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share at a price of $0.10 if exercised within 30 months from closing of the private placement.

      b)    Reverse Stock Split

            On May 5, 2005, and pursuant to an announcement made April 25, 2005, the Company implemented a one-for- twenty (1-for-20) reverse stock split of its Common Stock. As a result of this reverse stock split, 268,082,470 issued and outstanding common shares immediately prior to the reverse stock split became restated on a 1-for 20 basis to 13,404,124 issued and outstanding common shares.

PHANTOM FIBER CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the quarter ended March 31, 2005, the Company has executed on its strategy and achieved various key milestones and technical advancements, including:

      o a significant increase in the number of devices supported by our platform offering.. In an animated application such as interactive games, the number of devices supported by our technology increased from 195 devices at December 31, 2004 to over 600 devices at March 31, 2005. For less animated applications such as Sportsbooks, the number of devices supported by our technology increased by an additional 400 from 600 devices at December 31, 2004 to over 1,000 devices at March 31, 2005.

      o completion of an over the air install procedure allowing install links to be embedded in phone text messages and thereby reduce the need to visit a customer internet site to become operational

      o full integration of mobile commerce and payment management components with multi-currency support into the platform offering. As a result users in the gaming and entertainment sector or emerging mobile commerce sector now has access to alternate payment methods.

PHANTOM FIBER CORPORATION

      The Company deployed eleven (11) new customer sites during the quarter ended March 31, 2005 compared to eight (8) customer sites for the twelve month period ended Dember 31, 2004. In addition each of the previous sites deployed in 2004 were also upgraded to accommodate the increased number of devices supported by our platform offering. The number of client site deployments is a key indicator of our positioning to generate revenue as it indicates the degree of penetration achieved with our various partners' client lists.

      Based upon the strong customer responses received to date, management believes that the Company is continues to gain recognition as a leading provider of advanced presentation and internet speed to the mobile market. Phantom Fiber has concentrated on establishing revenue-sharing arrangements in a rapidly growing market sector and believes that the prospects continue to be favorable for an appreciation in shareholder value to occur by virtue of increasing market share and achieving sustained profitability.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

      The Company recorded a net loss for the three months ended March 31, 2005 of $868,758 ($0.003 per share) compared to a net loss of $235,340 ($0.002 per share) for the same period in the preceding year.

      The net loss for the three months ended March 31, 2005 had been anticipated by management as a result of the reverse acquisition, investing in product development and support, organizational infrastructure and establishing new customer outlets for product distribution.

      Total revenue increased $36,018 from $17,139 for the quarter ended March 31, 2004 to $53,157 for the quarter ended March 31, 2005, an increase of 210%. The largest proportion of revenue in both these periods was derived in North America.

      Total operating expenses increased $283,423 from $252,479 for the three months ended March 31, 2004 to $535,902 for the three months ended March 31, 2005, an increase of 106%. The increase includes:

      o An increase in net research and development expenses to develop new software products of $126,290 from $128,589 for the quarter ended March 31, 2004 to $254,879 for the quarter ended March 31, 2005. Major increases in various expense categories for the quarter ended March 2005 occurred in salaries, benefits and fees to full-time and contract professional staff (approximately $128,800), offset by net decreases in other expense categories of approximately $2,500.

      o An increase in sales and marketing expenses to develop new distribution channels for the Company's products of $14,064 from $65,882 for the three months ended March 31, 2004 to $79,946 for the three months ended March 31, 2005. Major increases in various expense categories for the fiscal year ended 2004 arose in combined salaries and benefits and consulting services (approximately $17,400), advertising and promotions (approximately $3,400) and net increases in other expense categories (approximately $900), offset by reductions in market research of approximately $3,100, and travel of approximately $4,500.

PHANTOM FIBER CORPORATION

      o An increase in general and administration and interest expenses of $143,069 from $58,008 for quarter ended March 31, 2004 to $201,077 for the quarter ended March 31, 2005. This change includes increased professional fees incurred in connection with completion of the reverse acquisition, preparation and filing of the Company's Forms 10-KSB and 10-QSB and attendant financial and legal services (approximately $70,100), increased interest on short term borrowings, long-term debt and capital leases (approximately $15,700), increased office rental and occupancy expenses
            (approximately $21,800), increased filing and share transfer expenses (approximately $16,300), increased amortization expenses (approximately $1,700), an increase in the provision for bad debt expenses (approximately $15,000) and net increases in other expense categories (approximately $2,500).

      During the three months ended March 31, 2005, the Company recorded a loss on disposal of marketable securities of $373,786 (March 31, 2004: $nil) and expenses associated with settlement of a loan obligation of $12,578 (March 31, 2004: $nil) offset by a foreign exchange gain of $351 (March 31, 2004: $nil) arising from the translation of the Company's Canadian dollar denominated assets into US dollars.

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

PHANTOM FIBER CORPORATION

Revenue Recognition

The Company's revenue consists of software licensing fees and related service revenues which are recognized when the product is delivered or the service has been rendered and when the rights of ownership of the product are transferred to the purchaser and collection is reasonably assured

Allowance for Doubtful Accounts

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

FINANCIAL CONDITION

      Total assets decreased $578,725 from $1,444,124 as at December 31, 2004 to $865,399 as at March 31, 2005, a decrease of 40%. The decrease is due primarily to an decrease in marketable securities (approximately $838,400), decreased investment tax credits receivable (approximately $234,500) and a reduction in property, plant and equipment (approximately $3,600), offset by increases in trade and other receivables of approximately $21,500, an increase in amounts due on a sale of marketable securities of $425,800, increased prepaid expenses of approximately $20,600 and an increase in cash and deposits of approximately $44,900.

      At March 31, 2005, the Company held 270,000 common shares (December 31, 2004: 1,145,000 common shares) of Wireless Age Communications, Inc., and nil shares (December 31, 2004: 3,000,000 shares) of Trackpower Inc., both publicly traded entities whose share price is quoted on the NASD's over-the-counter Electronic Bulletin Board under the symbols "WLSA" and "TPWR" respectively. The Wireless Age securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003 and in the sale of the battery business on September 14, 2004. The Company has valued these securities at $124,200 at March 31, 2005 ($0.46 per share) compared to $812,950 ($0.71 per share) as at December 31, 2004. The Trackpower securities were obtained as partial payment for a receivable. The Company valued these shares at $149,649 ($0.05) as at December 31, 2004.

PHANTOM FIBER CORPORATION

      Total liabilities decreased $476,113 from $1,645,247 as at December 31, 2004 to $1,169,134 as at March 31, 2005, a decrease of 29%. Major reductions arose in accounts payable and accrued liabilities (approximately $142,700), short-term borrowings (approximately $261,500), senior subordinated convertible debentures (approximately $66,500) and total capital lease obligations (approximately $5,400).

      Stockholders' equity decreased $102,611 from ($201,123) at December 31, 2004 to ($303,734) as at March 31, 2005, a decrease of 51%. The decrease is the result of:

      1. Shares issued for settlement of trade and other indebtedness as well as for services received in the amount of $347,380;

      2.    Shares   reserved  and  subscribed   under   conversion  of  amounts
            outstanding under senior subordinated convertible debentures of $93,170; and

      3. Adjustment arising from reduction in unrealized loss on marketable securities of $338,637 (recorded in accumulated other comprehensive income (loss))

      offset by:

      1.    The net loss of $868,758 for the quarter ended March 31, 2005; and

      2. Unrealized foreign exchange translation losses of $13,040 (recorded in accumulated other comprehensive income (loss)).

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company reported a negative working capital of $318,979 at March 31, 2005 compared with a negative working capital of $229,601 at December 31, 2004, representing a decrease of $89,378 or approximately 39%. As of March 31, 2005, the Company had cash and cash equivalents of $64,321 compared with cash and cash equivalents of $19,400 at December 31, 2004, representing an increase in cash of $44,921.

      For the three months ended March 31, 2005, cash used in operating activities amounted to $70,707, compared with cash used in operating activities in the same period of the prior year of $208,103. Cash used by financing activities during the three months ended March 31, 2005 amounted to $208,572 resulting from a decrease in short term borrowings of $203,375 and a decrease under capital lease obligations of $5,197. By way of comparison, cash provided by financing activities for the three months ended March 31, 2004 amounted to $572,470 and resulted from issuance of convertible debentures of $593,880 and increased obligations under capital leases of $1,240, offset by repayment of long-term debt of $22,650.

PHANTOM FIBER CORPORATION

Cash provided by investing activities for the three months ended March 31, 2005 was $324,200 and was derived from proceeds of sale of marketable securities. By way of comparison, cash used in investing activities for the three months ended March 31, 2004 amounted to $385,037 and resulted from the reduction of loans receivable of $381,500 and investment in property, plant and equipment of $3,537.

      At March 31, 2005, the Company did not have sufficient cash flow from operations to satisfy its operational requirements and other cash commitments. The Company has introduced expense reductions and anticipates receiving further funding through term debt and/or the sale of its securities by private placement and the exercise of outstanding warrants and options. There can be no assurance that such funding sources will be secured or that the necessary regulatory approval or closing of a private placement will occur, or that such funding will be sufficient to eliminate the Company's reliance on additional sources and quantities of funding. The Company has commenced liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $124,200 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes.

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

PHANTOM FIBER CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

      As described in Note 11 (b) of the Company's audited financial statements for the year ended December 31, 2004, a specified level of working capital was to be available to fund the Company's operations on a post-merger basis to December 31, 2004. The Company also indicated that management was negotiating terms and performing further assessments on this matter and that the Corporation might be required to issue up to 40,000,000 additional compensatory shares of common stock to the pre-merger stockholders of Phantom Fiber Corporation. The Company has completed its investigation and assessment of the matter and has determined that compensatory shares to the pre-merger stockholders of Phantom Fiber Corporation should not be issued on the basis of the documents as executed and filed with the Definitive Proxy Statement on June 16, 2004.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On February 18, 2005, 500,000 shares of restricted common stock of the Company was issued to Neil Greenburg, an affialiate of the Company, for the partial repayment of a loan.

      On March 6, 2005, 372,685 shares of restricted common stock of the Company were issued to various holders of senior subordinated convertible debentures which matured and were automatically converted into restricted common shares in accordance with the terms of the debenture agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Prior to conversion, the Company was technically in default of the senior subordinated convertible debentures. As a result, they have been classified as current liabilities as at December 31, 2004. These debentures were converted into 372,685 common shares on March 6, 2005.

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

      None

ITEM 5.  OTHER INFORMATION.

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      A Form 8-K current report was filed by the Company on April 25, 2005.

      A Form 8-K current report was filed by the Company on May 12, 2005.

PHANTOM FIBER CORPORATION


                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  MAY 13, 2005                             BY: /s/ Jeffery Halloran
                                                  ----------------------------
                                                  Jeffery Halloran
                                                  President/CEO/Director

                                                    /s/ Gordon Focoler
                                                  ------------------------------
                                                  Gordon Focoler
                                                  Director

                                                    /s/ Graham Simmonds
                                                  ------------------------------
                                                  Graham Simmonds
                                                  Director