Form 10QSB
period 2005-06-30
PHANTOM FIBER CORP
filed 2005-08-15
CIK 49397

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2005

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ______________ to ________________

                        Commissions file number 001-15627

                            Phantom Fiber Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                    042451506
   (State or Other Jurisdiction                       (I.R.S. Employer
       of Incorporation)                             Identification No.)
                           144 Front Street, Suite 580
                        Toronto, Ontario, Canada, M5J 2L7
                    (Address of Principal Executive Offices)

                                 (416) 703-4007
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                YES [X]                                 NO [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as August 12, 2005: 13,956,386 shares


Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]


================================================================================

PHANTOM FIBER CORPORATION

                                INDEX

    PART I    Financial Information

    Item 1.   Condensed Financial Statements (unaudited)
                 Condensed Consolidated Balance Sheet
                 Condensed Consolidated Statements of Operations
                   and Comprehensive Loss
                 Condensed Consolidated Statements of Changes in
                   Stockholders' Equity (Deficiency).
                 Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements

    Item 2.   Management's Discussion and Analysis  or Plan of Operation


    Item 3.   Controls and Procedures


    PART II.  Other Information

    Item 1.   Legal Proceedings

    Item 2.   Unregistered Sales of Equity and Use of Proceeds

    Item 3.   Defaults Upon Senior Securities

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 5.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K
                 A)  Exhibit Schedule
                 B)  Reports Filed on Form 8-K

    Signatures and certifications

PHANTOM FIBER CORPORATION

Condensed Consolidated Balance Sheet
June 30, 2005 and December 31, 2004
-----------------------------------------------------------------------------------------------------------------------
                                                                           June 30,      December 31, 2004
                                                                            2005             (audited)
                                                                         (unaudited)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash                                                              $            --    $        19,400
     Accounts receivable (note 3)                                              385,813             41,244
     Marketable securities (note 4)                                            196,100            962,599
     Investment tax credit receivable                                           48,954            353,340
     Prepaid expenses                                                           26,372             14,414
                                                                       ---------------    ---------------

Total current assets                                                           657,239          1,390,997

Property, Plant and Equipment (note 5)                                          46,206             53,127
                                                                       ---------------    ---------------

TOTAL ASSETS                                                           $       703,445    $     1,444,124
                                                                       ===============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Bank indebtedness                                                 $         2,618    $            --
     Accounts payable and accrued liabilities                                  764,412          1,077,179
     Short term borrowings (note 6)                                             85,890            340,920
     Current portion of obligation under capital leases (note 5)                20,667             26,274
     Notes payable (note 7)                                                    109,725            109,725
Seniorsubordinated convertible debentures (note 8)                                  --             66,500
                                                                       ---------------    ---------------

Total current liabilities                                                      983,312          1,620,598
                                                                       ---------------    ---------------

Obligation Under Capital Leases (note 5)                                        18,596             24,649
                                                                       ---------------    ---------------

                                                                             1,001,908          1,645,247
                                                                       ---------------    ---------------

Stockholders' Deficiency (note 9)

Preferred stock, $100 par value, 8%, non-voting,
     convertible, redeemable, 2,000 shares authorized,
     No shares issued and outstanding
Common stock, $.02 par value, 400,000,000 shares authorized,
     13,441,086 shares, issued and outstanding at June 30, 2005;
     13,034,454 shares, issued and outstanding at December 31, 2004            268,822            260,689
Additional paid-in capital                                                   3,004,848          2,532,909
                                                                       ---------------    ---------------

                                                                             3,273,670          2,793,598
Common stock subscribed (note 9 (b))                                           300,000                 --

Accumulated deficit                                                         (3,729,160)        (2,496,674)

Accumulated other comprehensive loss                                          (142,973)          (498,047)
                                                                       ---------------    ---------------

Total stockholders' deficiency                                                (298,463)          (201,123)
                                                                       ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $       703,445    $     1,444,124
                                                                       ===============    ===============

                             See accompanying notes.

PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
Six Months Ended June 30, 2005 and June 30, 2004
--------------------------------------------------------------------------------------------------------------------
                                                                            2005                     2004
                                                                        (unaudited)              (unaudited)
--------------------------------------------------------------------------------------------------------------------
Revenue
     Consulting services                                                 $        99,289    $        34,481
     User fees and royalties                                                      54,309              6,986
     Interest and other income                                                     6,024                  3
                                                                         ----------------------------------

                                                                                 159,622             41,470
                                                                         ----------------------------------

Operating expenses:

     Research and development                                                    614,181            308,831
     Sales and marketing                                                         139,720            130,914
     Interest expense                                                             59,560             27,162
     General and administrative                                                  274,165            158,500
                                                                         ----------------------------------

Total operating expenses                                                       1,087,626            625,407
                                                                         ----------------------------------

Operating loss before other income (expenses)                                   (928,004)          (583,937)

Other income (expenses)
     Loss on disposal of marketable securities                                  (373,786)                --
     Earnout on sale of Battery Business (Note 1(c))                              56,500                 --
     Gain (loss) on foreign exchange                                              12,804               (123)
                                                                         ----------------------------------

Net loss                                                                 $    (1,232,486)   $      (584,060)
                                                                         ==================================


Earnings (loss) per share of common stock:
     Weighted average number of common shares outstanding
         (note 2 i))                                                          13,307,593          7,350,211
      Loss per share                                                     $        (0.093)   $        (0.079)


                                                    Comprehensive Loss

Net loss                                                                 $    (1,232,486)          (584,060)
Other comprehensive income (loss):
     Unrealized holding gain on marketable securities                            354,037                 --
     Foreign exchange translation gain (loss)                                      1,037             16,473
                                                                         ----------------------------------

Comprehensive loss                                                       $      (877,412)   $      (567,587)
                                                                         ==================================

                                                  See accompanying notes

PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended June 30, 2005 and June 30, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                                2005                     2004
                                                                             (unaudited)             (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Revenue
     Consulting services                                                 $        76,303    $        34,481
     User fees and royalties                                                      29,867             (7,304)
     Interest and other income                                                       295             (2,846)
                                                                         -----------------------------------

                                                                                 106,465             24,331
                                                                         -----------------------------------
Operating expenses:

     Research and development                                                    359,302            180,242
     Sales and marketing                                                          59,774             65,032
     Interest expense                                                             37,689             21,011
     General and administrative                                                   94,959            106,664
                                                                         -----------------------------------

Total operating expenses                                                         551,724            372,949
                                                                         -----------------------------------

Operating loss before other income (expenses)                                   (445,259)          (348,618)

Other income (expenses)

     Earnout on sale of Battery Business (Note 1c)                                56,500                 --
     Settlement of loan obligation                                                12,578
     Gain (loss) on foreign exchange                                              12,453               (123)
                                                                         -----------------------------------

Net loss                                                                 $      (363,728)   $      (348,741)
                                                                         ===================================

Earnings (loss) per share of common stock:

     Weighted average number of common shares outstanding
         (note 2 i))                                                          13,307,593          7,350,211
      Loss per share                                                     $        (0.027)   $        (0.047)

                                                    Comprehensive Loss

Net loss                                                                 $      (363,728)   $      (348,741)
Other comprehensive income (loss):
     Unrealized holding gain on marketable securities                             15,400                 --
     Foreign exchange translation gain (loss)                                     14,077             15,011
                                                                         -----------------------------------

Comprehensive loss                                                       $      (334,251)   $      (333,730)
                                                                         ===================================

                             See accompanying notes

PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and June 30, 2004
-------------------------------------------------------------------------------------------------------------------
                                                                           2005                     2004
                                                                        (unaudited)              (unaudited)
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Loss for the period                                              $    (1,232,486)         $      (584,060)
     Add back
         Depreciation                                                           6,922                      445
         Loss on sale of securities                                           373,786                       --
         Foreign exchange gain (loss)                                           1,037                   16,473
         Common stock issued for debt reduction and services                  480,072
         Earnout on Sale of Battery Business                                  (56,500)                      --

     Changes in non cash working capital items
         Trade receivables                                                    (68,769)                 (35,662)
         Investment tax credit receivable                                     304,386                   16,390
         Prepaid expenses                                                     (11,958)                  (8,837)
         Loan receivable                                                           --                 (283,480)
         Accounts payable and accrued liabilities                            (312,768)                 114,542
                                                                      ----------------------------------------

                                                                             (516,278)                (764,189)
                                                                      ----------------------------------------

Financing Activities
     Issuance of common stock                                                 300,000                  593,816
     Increase (decrease) in borrowings and capital leases                    (333,190)                 161,469
                                                                      ----------------------------------------

                                                                              (33,190)                 755,285
                                                                      ----------------------------------------

Investing Activities
     Purchase of property, plant and equipment                                      -                     (714)
     Proceeds from the sale of marketable securities                          527,450                        -
                                                                      ----------------------------------------

                                                                              527,450                     (714)
                                                                      ----------------------------------------

Increase / (decrease) in cash and cash equivalents                            (22,018)                  (9,618)

Cash, beginning of period                                                      19,400                   19,742
                                                                      ----------------------------------------

Cash / (bank indebtedness), end of period                             $        (2,618)         $        10,124
                                                                      ========================================

Non cash financing and investing activities:

     Proceeds from sale of marketable securities outstanding at
         end of period                                                $       275,800                        -
     Marketable securities disposed of in settlement of
         accounts payable                                                      53,250                        -
     Common shares issued on conversion of debenture                           93,170                        -
     Common shares issued in settlement of accounts payable                   247,463                        -
     Common shares issued in settlement of borrowing                           58,130                        -
     Common shares issued in settlement for various services                  107,978                        -

                                                  See accompanying notes



PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency) June 30, 2005 (unaudited) and December 31, 2004 (audited)

--------------------------------------------------------------   ---------------    ---------------    ---------------
                                                                  Common stock       Common stock        Additional
                                                               Number reflecting      Par Value            paid in
                                                                    a 1:20                                 capital
                                                               share consolidation
--------------------------------------------------------------   ---------------    ---------------    ---------------
                                                                        (#)                  ($)              ($)
--------------------------------------------------------------   ---------------    ---------------    ---------------
BALANCE, DECEMBER 31, 2003                                             7,350,211            147,004                 --
--------------------------------------------------------------   ---------------    ---------------    ---------------
Issuance of convertible debentures                                     1,020,326             20,407            605,223
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from reorganization due to reverse
acquisition                                                            4,663,917             93,278          1,927,686
--------------------------------------------------------------   ---------------    ---------------    ---------------
Net loss for the year ended December 31, 2004                         (1,524,049)        (1,524,049)
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from unrealized loss on marketable
securities                                                              (535,378)          (535,378)
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from foreign exchange translation loss                (17,849)           (17,849)
--------------------------------------------------------------   ---------------    ---------------    ---------------

BALANCE, DECEMBER 31, 2004                                            13,034,454            260,689          2,532,909
--------------------------------------------------------------   ---------------    ---------------    ---------------
Shares issued for settlement of
accounts payable, other debt and services                                351,036              7,021            340,359
--------------------------------------------------------------   ---------------    ---------------    ---------------
Shares reserved and to be issued for conversion of  senior
subordinated convertible debentures                                       18,634                373             92,797
--------------------------------------------------------------   ---------------    ---------------    ---------------
Net loss for the three months ended March 31, 2005                      (868,758)          (868,758)
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from reduction in  unrealized loss on
marketable securities                                                    338,637            338,637
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from foreign exchange translation loss                (13,040)           (13,040)
--------------------------------------------------------------   ---------------    ---------------    ---------------
                                                                      13,404,124            268,083          2,966,065
BALANCE, MARCH 31, 2005
--------------------------------------------------------------   ---------------    ---------------    ---------------
Shares issued for settlement of accounts payable and                      36,962                739             38,783
services
--------------------------------------------------------------   ---------------    ---------------    ---------------
Common stock subscribed in connection with private placement             300,000            300,000
--------------------------------------------------------------   ---------------    ---------------    ---------------
Net loss for the three months ended June 30, 2005                       (363,728)          (363,728)
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from unrealized gain on marketable
securities and foreign exchange                                           29,477             29,477
--------------------------------------------------------------   ---------------    ---------------    ---------------

BALANCE, JUNE 30, 2005                                                13,441,086            268,822          3,004,848
--------------------------------------------------------------   ---------------    ---------------    ---------------

--------------------------------------------------------------   ---------------    ---------------    ---------------
                                                                      Other            Accumulated      Accumulated other
                                                                  Shareholders'         Deficit          comprehensive
                                                                     Equity                              income (loss)

--------------------------------------------------------------   ---------------    ---------------    ---------------
                                                                        ($)                 ($)              ($)
--------------------------------------------------------------   ---------------    ---------------    ---------------

BALANCE, DECEMBER 31, 2003                                               937,863           (972,625)            55,180
--------------------------------------------------------------   ---------------    ---------------    ---------------
Issuance of convertible debentures                                       625,630
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from reorganization due to reverse
acquisition                                                             (937,863)         1,083,101
--------------------------------------------------------------   ---------------    ---------------    ---------------
Net loss for the year ended December 31, 2004
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from unrealized loss on marketable
securities
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from foreign exchange translation loss
--------------------------------------------------------------   ---------------    ---------------    ---------------

BALANCE, DECEMBER 31, 2004                                                    --         (2,496,674)          (498,047)
--------------------------------------------------------------   ---------------    ---------------    ---------------
Shares issued for settlement of
accounts payable, other debt and services                                347,380
--------------------------------------------------------------   ---------------    ---------------    ---------------
Shares reserved and to be issued for conversion of  senior
subordinated convertible debentures                                       93,170
--------------------------------------------------------------   ---------------    ---------------    ---------------
Net loss for the three months ended March 31, 2005
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from reduction in  unrealized loss on
marketable securities
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from foreign exchange translation loss
--------------------------------------------------------------   ---------------    ---------------    ---------------
                                                                              --         (3,365,432)          (172,450)
BALANCE, MARCH 31, 2005
--------------------------------------------------------------   ---------------    ---------------    ---------------
Shares issued for settlement of accounts payable and                      39,522
services
--------------------------------------------------------------   ---------------    ---------------    ---------------
Common stock subscribed in connection with private placement
--------------------------------------------------------------   ---------------    ---------------    ---------------
Net loss for the three months ended June 30, 2005
--------------------------------------------------------------   ---------------    ---------------    ---------------
Adjustment arising from unrealized gain on marketable
securities and foreign exchange
--------------------------------------------------------------   ---------------    ---------------    ---------------

BALANCE, JUNE 30, 2005                                                   300,000         (3,729,160)          (142,973)
--------------------------------------------------------------   ---------------    ---------------    ---------------

--------------------------------------------------------------   ---------------
                                                                      Total
                                                                   Stockholders
                                                                      Equity /
                                                                   (Deficiency)
--------------------------------------------------------------   ---------------
                                                                        ($)
--------------------------------------------------------------   ---------------
BALANCE, DECEMBER 31, 2003                                               167,422
--------------------------------------------------------------   ---------------
Issuance of convertible debentures
--------------------------------------------------------------   ---------------
Adjustment arising from reorganization due to reverse
acquisition
--------------------------------------------------------------   ---------------
Net loss for the year ended December 31, 2004
--------------------------------------------------------------   ---------------
Adjustment arising from unrealized loss on marketable
securities
--------------------------------------------------------------   ---------------
Adjustment arising from foreign exchange translation loss
--------------------------------------------------------------   ---------------

BALANCE, DECEMBER 31, 2004                                              (201,123)
--------------------------------------------------------------   ---------------
Shares issued for settlement of
accounts payable, other debt and services
--------------------------------------------------------------   ---------------
Shares reserved and to be issued for conversion of  senior
subordinated convertible debentures
--------------------------------------------------------------   ---------------
Net loss for the three months ended March 31, 2005
--------------------------------------------------------------   ---------------
Adjustment arising from reduction in  unrealized loss on
marketable securities
--------------------------------------------------------------   ---------------
Adjustment arising from foreign exchange translation loss
--------------------------------------------------------------   ---------------
                                                                        (303,734)
BALANCE, MARCH 31, 2005
--------------------------------------------------------------   ---------------
Shares issued for settlement of accounts payable and
services
--------------------------------------------------------------   ---------------
Common stock subscribed in connection with private placement
--------------------------------------------------------------   ---------------
Net loss for the three months ended June 30, 2005
--------------------------------------------------------------   ---------------
Adjustment arising from unrealized gain on marketable
securities and foreign exchange
--------------------------------------------------------------   ---------------

BALANCE, JUNE 30, 2005                                                  (298,463)
--------------------------------------------------------------   ---------------

See accompanying notes

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

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

      Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 8,370,537 (after consolidation of shares) shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 1,374,107 (after consolidation of shares) shares have been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction is accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets are recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $1.60 per share (being $0.08 per share restated for a 1 for 20 reverse stock split which became effective May 5, 2005) , the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

      Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD 1, 200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 9 (c)).

      The Company also issued stock options to replace 2,000,000 Phantom Fiber Corporation stock options existing prior to the merger. Each stock option will allow the holder to .275 post-merger Notes to the Condensed Consolidated Financial Statements Six Months Ended June 30, 2005


                                   - F - 7 -

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

Note 1. Description of Business and Basis of Presentation (continued)

      common shares (550,000 common shares in aggregate ) for an exercise price equal to the exercise price of the Phantom Fiber Corporation stock options previously held divided by .275, and with an expiry date and vesting provisions similar to those of the previously outstanding stock options.

c)    Disposition of Prime Battery

      The Company disposed of the all of the shares of its Prime Battery Products Limited ("Prime Battery") subsidiary plus additional assets and liabilities (together, the "Battery Business") in a transaction that was signed and consummated on September 15, 2004.

      The Battery Business was sold to Wireless Age Communications Inc. ("Wireless Age") for the following consideration: (i) 700,000 restricted common shares of Wireless Age; and (ii) 200,000 additional restricted common shares ("Earnout Shares") of Wireless Age as an earnout over a one year period. The Earnout Shares are issuable on November 30, 2004 , February 28, 2005, May 31, 2005 (see Note 4) and August 31, 2005 if Prime Battery continues to earn royalties under existing agreements with Simmtronics Limited and SureCells Portable Power Ltd.

d)    Going Concern and Basis of Presentation

      These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the significant operating losses for the six months ended June 30, 2005 and the deficit as at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

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


                                   - F - 8 -

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

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


                                   - F - 9 -

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

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

i)    Net loss per share

      For both 2005 and 2004, net loss per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding as adjusted for a 1 for 20 reverse stock split effective May 5, 2005 . Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

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

m)    Recent accounting pronouncements

      In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which supersedes APB Opinion No. 20, "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impractical to determine either the period of specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance Notes to the Condensed Consolidated Financial Statements Six Months Ended June 30, 2005


                                   - F - 10 -

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

Note 2.   Summary of Significant Accounting Policies (continued)

m)    Recent accounting pronouncements (continued)

      for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a significant impact on its consolidated financial position or results of operations.

      In December 2004, the FASB issued Statement No. 123(R), Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No.123, the Company does not recognize compensation expense with respect to stock options issued because the option price was no greater than the market price at the time the option was issued. Statement 123(R) will be effective in the fiscal quarter beginning January 1, 2006. The Company has not completed an evaluation of the impact of adopting Statement 123(R).

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


                                   - F - 11 -

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies (continued)

      Had compensation cost for the employee and non-employee director stock options 2005 and June 30, 2004 consistent with the provisions of SFAS No.123, net been determined based on the fair value at the grant date for awards for the six months ended June 30,earnings would have been reduced to the pro forma amounts indicated below (amounts in thousands):

                                                     June 30,         June 30,
                                                         2005            2004
Net loss as reported                             $     (1,232)   $       (584)
Pro forma compensation expense                             10              10

Pro forma net loss                               $     (1,242)   $       (594)

      There is no effect on loss per share.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

                                 June 30,          June 30,
                                   2005             2004
                                ------------------------------
Dividend yield                       nil            nil
Expected volatility                  90%            90%
Risk free interest rates             3.5%           2.6%
Expected lives (years)               3.0            3.0


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

Note 3.  Accounts receivable:

                                                       June 30, 2005     December 31, 2004
------------------------------------------------------------------------------------------
       Trade (net of $nil allowance for doubtful accou$       110,013      $        41,244
       Due from former officer and director                   275,800(a)                --
                                                                           ---------------
                                                      $       385,813      $        41,244
                                                                           ---------------


                                   - F - 12 -

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------


Note 3.  Accounts receivable: (continued)

      (a) On January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000 and 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000. The transaction, as amended March 30, 2005, provides for periodic delivery of these shares in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction. As at June 30, 2005, the Company has received $474,200 under this transaction and has delivered 505,813 shares of common stock of Wireless Age Communications Inc. and 1,896,800 shares of common stock of Trackpower Inc.

Note 4.   Marketable Securities

      The Company's available for sale marketable securities consist of the following:

                                                                    Original         Carrying        Unrealized
                                                 NumberCost           Value        Gain/ (Loss)
      June 30, 2005:
    Midland International Corporation           650,000(d)              $nil               $nil              $nil
                                             --------------- ===============    ===============   ===============
    Wireless Age Communications Inc.            370,000(b)   $       377,441    $       196,100   $      (181,341)
                                             =============== ===============    ===============   ===============

December 31, 2004:
    Trackpower Inc.                           3,000,000(c)   $       136,950    $       149,649   $        12,699
    Wireless Age Communications Inc.          1,145,000(a)         1,361,027            812,950          (548,077)
                                             ---------------   --------------   ----------------   ---------------

                                                             $     1,497,977    $       962,599   $      (535,378)
                                                             =====================================================

(a) In September, 2004 the Company received 700,000 restricted shares of Wireless Age at a market price of $1.01 through the disposition of its Battery Business as described in Note 1(c). Pursuant to an earnout arrangement arising from the disposition of its Battery Business as described in Note 1 (c), the Company received 50,000 restricted shares of Wireless Age in November, 2004 at a market price of $0.71. The remaining 395,000 shares of Wireless Age were acquired in conjunction with the reverse acquisition transaction described in note 1 (b).

(b) During its second quarter, the Company recognized a further 50,000 restricted shares of Wireless Age at a market price of $0.61 and an additional 50,000 restricted shares of Wireless Age at a market price of $0.52 pursuant to the earnout arrangement previously noted and described in Note 1 (c). As described in Note 3, on January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000.

      On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who, per note 10, had provided a loan of $162,000 to the Company in November 2002. The transfer of these shares was in payment of the loan. On February 18, 2005, the Company negotiated a final settlement of this matter under which it agreed to issue 25,000 (after


                                   - F - 13 -

PHANTOM FIBER CORPORATION

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

Note 4.   Marketable Securities (continued)

      consolidation of shares) shares of its capital stock and to transfer 75,000 shares of common stock of Wireless Age Communications Inc.

(c) During July, 2004 the Company received 3,000,000 restricted shares of Trackpower Inc. as partial payment for an amount due from a third party. As described in note 3, on January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder ofPivotal Self-Service Technologies Inc. under which the Company agreed to deliver 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000.

(d) During the second quarter the Company received 650,000 restricted shares of Midland International Corporation (formerly Azonic Corporation) at a market price of $0.41, pursuant to an agreement to provide consulting services. The Company has decided to recognize all revenue in the future upon the sale of these common shares and, accordingly, has recorded no value for these shares.

Note 5. Property, Plant and Equipment

      Property, Plant and Equipment comprises the following:
                                             June 30, 2005     December 31, 2004

Computers and office equipment - cost      $        71,396    $        71,671
Less: accumulated amortization                     (25,190)           (18,544)
                                           ---------------    ---------------

                                           $        46,206    $        53,127
                                           ===============    ===============


      Included in the above property, plant and equipment are assets under capital lease with a cost of $61,353 (December 31, 2004: $61,353) and accumulated amortization of $17,538 (December 31, 2004: $11,898). These leases bear interest at varying rates from 9%-21%.

      The future minimum payments due under these capital leases are: Years ending December 31:

           2005                  $      14,614
           2006                         19,348
           2007                          5,301

Note 6.   Short Term Borrowings

                                                                                   June 30, 2005  December 31, 2004
                                                                                 ---------------------------------
Advance from a shareholder, on demand,
     unsecured and non-interest bearing                                          $        24,697   $        27,595
Advance from a party related to the principal shareholder,
     on demand, unsecured with monthly interest of 3%                                     61,193            62,250
Advances from unrelated parties, on demand,
     unsecured at varying rates                                                               --           100,422
Bridge loan, on demand, unsecured with monthly
     interest payments of 3%                                                                  --           150,653
                                                                                 ---------------------------------

Total                                                                            $        85,890   $       340,920
                                                                                 =================================


                                   - F - 14 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------


Note 7.  Notes Payable
                                                         June 30, 2005 and
                                                         December 31, 2004

      Non-interest bearing note payable (a)                   $     57,500
      5 year non-interest bearing note payable (b)                  52,225
                                                               -----------

      Total                                                   $    109,725
                                                              ============

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

      Each $5.00 of principal is convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $10.00 per share. Management had determined that the value attached to the conversion feature and the related warrants is insignificant and, therefore has not made an adjustment to the debentures' carrying amount for these features. No payments of interest have been made by the Company. The notes are technically in default and therefore have been classified as current liabilities at December 31, 2004. On March 6, 2005, these debentures matured and amounts outstanding were automatically converted into 18,634 (after consolidation of shares) shares of restricted common stock of the Company. Also see note 9 (c).

Note 9.   Capital Structure

(a) Authorized: 2,000 preference shares $100 par value; 8%, non-voting, convertible, redeemable 400,000,000 voting common shares, $0.02 par value

      Issued and outstanding (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005) at June 30, 2005: 13,441,086 (December 31, 2004: 13,034,454)

(b)   Common stock subscribed

      On April 26, 2005, the Company completed a private placement of 250,000 units at a price of $1.00 per unit. On May 20, 2005, the Company completed a private placement of 50,000 units at a price of $1.00 per unit. Each unit is comprised of one common share of and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share at a price of $2.00 if exercised within 30 months from closing of the private placement. The Notes to the Condensed Consolidated Financial Statements Six Months Ended June 30, 2005


                                   - F - 15 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

Note 9.   Capital Structure (continued)

      aggregate amount of cash from these private placements amounted to $300,000 and was received prior to June 30. As these shares were issued on July 20, 2005, the proceeds received of $300,000 have been recorded in shareholders' equity at June 30, 2005 as Common stock subscribed.

(c)   Warrants:

      The Company has granted 844,038 (after consolidation of shares) warrants to purchase an aggregate of 844,038 (after consolidation of shares) common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at June 30, 2005 are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted
                                                    Number               average
                                               of warrants        exercise price                       Expiry date
---------------------------------------------------------------------------------------------------------------------------
           December 31, 2004                       875,404             $  3.85                                   -
           Warrants granted                         18,634               10.00                                   -
           Warrants expired                        (50,000)              (0.40)                                  -
---------------------------------------------------------------------------------------------------------------------------
           June 30, 2005                           844,038             $  1.93                                   -
---------------------------------------------------------------------------------------------------------------------------

           Comprised of:                            62,500             $  0.80                        November 14, 2005 (a)
                                                   750,000                 1.68                            July 7, 2006 (b)
                                                     5,108               10.00                          August 13, 2006
                                                     3,898               10.00                          October 8, 2006
                                                     3,898               10.00                        November 20, 2006
                                                    18,634               10.00                            March 6, 2008 (c)
---------------------------------------------------------------------------------------------------------------------------
                                                   844,038             $  1.93                                   -
---------------------------------------------------------------------------------------------------------------------------


(a) Includes warrants to purchase 62,500 common shares at $0.80 per share issued under a warrant agreement for which another 62,500 warrants, exercisable at $2.00 per share are issuable upon exercise of the initial warrants.

(b) Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1b) to purchase 750,000 common shares at $1.68.

(c) Warrants issued on March 6, 2005 per note 8 in connection with maturity and conversion of 8% Senior Subordinated Convertible Debentures, to purchase 18,634 common shares at $10.00 per share.,


                                   - F - 16 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------


Note 9.   Capital Structure (continued)

(d)   Stock options:

      In connection with the Reverse Acquisition described in note 1b), the Company's stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 1,000,000 (after consolidation of shares) options.

      Options granted under the amended plan are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees". All options have been granted at a price equal to or greater than the fair value of the Company's common stock at the date of the grant. A summary of the changes in the Company's stock option plan for the six months ended June 30, 2005 and year ended December 31, 2004 is as follows:


                                          Six Months Ended                       Year Ended
                                            June 30, 2005                     December 31, 2004
-------------------------------------------------------------------------------------------------------
                                                                          Weighted          Weighted
                                     Number        average                 Number            average
                                  of shares     exercise price           of shares       exercise price
                                    -------    ---------------            -------       ---------------
Balance at beginning of period      580,000    $          0.35             50,000       $          2.30
Options granted                          --                 --            550,000(a)              0..23

                                    -------    ---------------            -------       ---------------
Options cancelled                   (87,500)             (0.50)           (20,000)                (2.00)

                                    -------    ---------------            -------       ---------------

Balance, end of period              492,500               0.32            580,000                  0.35
                                    -------    ---------------            -------       ---------------

Exercisable, end of period          492,500    $          0.32            549,444       $          0.35
                                    -------    ---------------            -------       ---------------


--------------------------------------------------------------------------------


                                                                        Weighted         Weighted         Weighted
                                   Number             average            average           Number          average
           Exercise            of options      remaining life           exercise       of options         exercise
               Price          outstanding             (years)              price      exercisable            price
------------------------------------------------------------------------------------------------------------------
                   $0.23          467,500                 1.64             $0.23          467,500            $0.23
                    2.00           25,000                 6.16              2.00           25,000             2.00

-------------------------------------------------------------------------------------------------------------------
           $0.23 - $2.00          492,500                1.87             $0.32           492,500            $0.32
-------------------------------------------------------------------------------------------------------------------


(a) Options issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1b) to purchase 550,000 common shares at $0.228 per common share


                                   - F - 17 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------


Note 10.  Related Party Transactions

      An officer of the Company provided $24,697 to fund operations of the Company. This loan is included in short term borrowings. It is unsecured, non-interest bearing and has no formal repayment terms.

Note 11. Commitments

      The Company is committed to the following annual amounts in respect to its lease of office space:

           Years ending December 31:

           2005         $      34,772
           2006                38,746
           2007                42,720
           2008                46,695
           2009                11,922


                                   - F - 18 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

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

      In the latter half of 2004, the Company shifted its focus and resources to the areas of marketing, brand-awareness, client expansion and site deployment. In the past year, the number of mobile phones and Personal Digital Assistants (PDA's) supported by Phantom Fiber's software has increased from 20 devices to over 1,000 handheld mobile phones and PDA's. Management believes that ongoing success will stem from two areas: contract fulfillment through client deployments; and ongoing product development to expand its technical differentiators and increase its industry advantages. The Company intends to continue to enhance its product offering and to introduce new features and products, as the market demands. As part of its product development process, the Company works closely with its customers and its distribution channels to ensure that such market needs are met or exceeded. During the six months ended June 30, 2005, the Company has executed on its strategy and achieved various key milestones and technical advancements, including:

      o a significant increase in the number of devices supported by our platform offering. In an animated application such as interactive games, the number of devices supported by our technology increased from 195 devices at December 31, 2004 to over 600 devices at June 30, 2005. For less animated applications such as Sportsbooks, the number of devices supported by our technology increased by an additional 400 from 600 devices at December 31, 2004 to over 1,000 devices at June 30, 2005.

      o completion of an install wizard in which a user only needs to know their cellular phone number in order to install our application over the air. This allows us to embed our install links and procedure into phone text messages (SMS) and thereby eliminate the need to visit a customer internet site to become operational.


                                   - F - 19 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

      o The Company completed the full integration of mobile commerce and payment management components with multi-currency support into the platform offering. As a result users in the gaming and entertainment sector or emerging mobile commerce sector now has access to alternate payment methods. The production release of this software to FirePay, Citadel and Navaho Networks is scheduled for the third quarter of this year.

      o The Company completed the development and successful deployment of its Horse Racing (pare-mutual) product. It was successfully launched to a first client. It is anticipated all current and subsequent deployments of Sportsbook will now also include the horse racing product.

      o The Company completed the development of its fully interactive Poker product. In response to signing a multi-year Poker agreement with a large poker software provider, Phantom Fiber anticipates deploying its first production, multi-player Poker product in the Third Quarter of this year.

      o The Company deployed fourteen (14) new customer sites during the six months ended June 30, 2005 compared to eight (8) customer sites for the twelve month period ended December 31, 2004. In addition each of the previous sites deployed in 2004 were also upgraded to accommodate the increased number of devices supported by our platform offering. The number of client site deployments is a key indicator of our positioning to generate revenue as it indicates the degree of penetration achieved with our various partners' client lists.

      Based upon the strong customer responses received to date, management believes that the Company is continuing to gain recognition as a leading provider of advanced presentation and internet speed to the mobile market. Phantom Fiber has concentrated on establishing revenue-sharing arrangements in a rapidly growing market sector and believes that the prospects continue to be favorable for an appreciation in shareholder value to occur by virtue of increasing market share and achieving sustained profitability.

Results of operations Three Months Ended June 30, 2005 and June 30, 2004

      The Company recorded a net loss for the three months ended June 30, 2005 of $363,728 ($0.027 per share) compared to a net loss of $348,741 ($0.047 per share) for the same period in the preceding year.

      Total revenue increased $82,134 from $24,331 for the quarter ended June 30, 2004 to $106,465 for the quarter ended June 30, 2005, an increase of about 338%.

      Total operating expenses increased $178,775 from $372,949 for the three months ended June 30, 2004 to $551,724 for the three months ended June 30, 2005, an increase of 48%. The increase includes:

      o An increase in net research and development expenses to develop and expand technology products of $179,060 from $180,242 for the quarter ended June 30, 2004 to $359,302 for the quarter ended June 30, 2005. Major increases in various expense categories for the quarter ended June 2005 occurred in salaries, benefits and fees to full-time and contract professional staff (approximately $182,400), offset by net decreases in other expense categories of approximately $3,300.

      o A decline in sales and marketing expenses of $5,258 from $65,032 for the three months ended June 30, 2004 to $59,774 for the three months ended June 30, 2005. Reductions arose in various expense categories


                                   - F - 20 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

            for the quarter ended June 2005 such as combined salaries and benefits and consulting services (approximately $14,300) and market research (approximately $6,500), offset by increases in advertising and promotions of approximately $6,000, travel of approximately $6,700 and meals and entertainment of approximately $2,800.

      o An aggregate increase in general and administration and interest expenses of $4,973 from $127,675 for quarter ended June 30, 2004 to $132,648 for the quarter ended June 30, 2005. This change includes increased professional fees incurred in connection with preparation and filing of the Company's Forms 10-KSB and 10-QSB and attendant financial and legal services (approximately $22,100), increased interest on short term borrowings, long-term debt and capital leases (approximately $16,700), increased filing and share transfer expenses (approximately $11,900) and increased amortization expenses (approximately $4,400), offset by recovery of amounts established as a provision for bad debt expenses of approximately $15,000, reductions in salaries and benefits of approximately $22,100 and net reductions in other expense categories of approximately $13,000.

      During the three months ended June 30, 2005, the Company recorded income of $56,500 (June 30, 2004: $nil) on shares received in connection with earnout arrangements arising on the disposition of its Battery Business, an unrealized foreign exchange gain of $12,453 (June 30, 2004: loss of $123) and a recovery of amounts previously expensed in settlement of a loan obligation of $12,578 (June 30, 2004: $nil).

Results of operations Six Months Ended June 30, 2005 and June 30, 2004

      The Company recorded a net loss for the six months ended June 30, 2005 of $1,232,486 ($0.093 per share), compared to a net loss of $584,060 ($0.079 per share) for the same period in the preceding year.

      Total revenue increased $118,152 from $41,470 for the six months ended June 30, 2004 to $159,622 for the six months ended June 30, 2005, an increase of about 285%. The largest proportion of revenue in both these periods was derived in North America.

      Total operating expenses increased $462,219 from $625,407 for the six months ended June 30, 2004 to $1,087,626 for the six months ended June 30, 2005, an increase of 74%. The increase includes:

      o An increase in net research and development expenses to develop and expand technology products of $305,350 from $308,831 for the six months ended June 30, 2004 to $614,181 for the six months ended June 30, 2005. Major increases in various expense categories for the six months ended June 2005 occurred in salaries, benefits and fees to full-time and contract professional staff (approximately $311,200), offset by net decreases in other expense categories of approximately $5,900.

      o An increase in sales and marketing expenses of $8,806 from $130,914 for the six months ended June 30, 2004 to $139,720 for the six months ended June 30, 2005. Increases in various expense categories for the six months ended June 30, 2005 arose in combined salaries and benefits and consulting services (approximately $3,100) advertising and promotions (approximately $9,300) and net increases in other expense categories (approximately $6,000), offset by reductions in market research of approximately $9,600.


                                   - F - 21 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

      o An aggregate increase in general and administration and interest expenses of $148,063 from $185,662 for six months ended June 30, 2004 to $333,725 for the six months ended June 30, 2005. This change includes increased professional fees incurred in connection with preparation and filing of the Company's Forms 10-KSB and 10-QSB and attendant financial and legal services (approximately $92,200), increased interest on short term borrowings, long-term debt and capital leases (approximately $32,400), increased filing and share transfer expenses (approximately $28,200), increased amortization expenses (approximately $6,000) and increased premises rent and utilities expenses (approximately $18,200), offset by reductions in salaries and benefits of approximately $23,200 and net reductions in other expense categories of approximately $5,700.

      During the six months ended June 30, 2005, the Company recorded income of $56,500 (June 30, 2004: $nil) on shares received in connection with earnout arrangements arising on the disposition of its Battery Business, an unrealized foreign exchange gain of $12,804 (June 30, 2004: loss of $123) and a realized loss on disposal of marketable securities of $373,786 (June 30, 2004: $nil).

Critical Accounting Policies and Estimates

      The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company's annual audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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


                                   - F - 22 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

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

Financial Condition

      Total assets decreased $740,679 from $1,444,124 as at December 31, 2004 to $703,445 as at June 30, 2005, a decrease of 52%. The decrease is due primarily to an decrease in marketable securities ($766,499), decreased investment tax credits receivable ($304,386), decreased cash and cash deposits ($22,018) and a reduction in property, plant and equipment ($6,921), offset by increases in trade and other receivables of approximately $68,769, an increase in amounts due on a sale of marketable securities of $275,800, and an increase in prepaid expenses of $11,958.

      At June 30, 2005, the Company held 370,000 common shares (December 31, 2004: 1,145,000 common shares) of Wireless Age Communications, Inc., 650,000 common shares (December 31, 2004: nil) of Midland International Corporation (formerly Azonic Corporation) and nil shares (December 31, 2004: 3,000,000 shares) of Trackpower Inc., all publicly traded entities whose share price is quoted on the NASD's over-the-counter Electronic Bulletin Board under the symbols "WLSA", "MLIC" and "TPWR" respectively. The Wireless Age securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003 and in the sale of the battery business on September 14, 2004. The Company has valued these securities at $196,100 at June 30, 2005 ($0.53 per share) compared to $812,950 ($0.71 per share) as at December 31, 2004. The Trackpower securities were obtained as partial payment for a receivable. The Company valued these shares at $149,649 ($0.05) as at December 31, 2004.

         Total liabilities decreased $643,339 from $1,645,247 as at December 31, 2004 to $1,001,908 as at June 30, 2005, a decrease of 39%. Major reductions arose in accounts payable and accrued liabilities (approximately $312,800), short-term borrowings (approximately $255,000), senior subordinated convertible debentures ($66,500) and total capital lease obligations (approximately $11,700).

      Stockholders' deficiency increased $97,340 from ($201,123) at December 31, 2004 to ($298,463) as at June 30, 2005, an increase of 48%. The increase is the result of:

      1. Shares issued for settlement of trade and other indebtedness as well as for services received in the amount of $386,902;


                                   - F - 23 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

      2. Shares reserved and subscribed under conversion of amounts outstanding under senior subordinated convertible debentures of $93,170;

      3. Common stock subscribed in connection with two private placements of $300,000 in aggregate; and,

      4. Net adjustment arising from reduction in unrealized loss on marketable securities and foreign exchange of $355,074 (recorded in accumulated other comprehensive income (loss))



offset by:

      1.    The net loss of $1,232,486 for the six months ended June 30, 2005;
            and

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

Liquidity and Capital Resources

      The Company reported a negative working capital of $326,073 at June 30, 2005 compared with a negative working capital of $229,601 at December 31, 2004, representing a decrease of $96,472 or approximately 42%. As of June 30, 2005, the Company had bank indebtedness of $2,618 compared with cash and cash equivalents of $19,400 at December 31, 2004, representing an decrease in cash of $22,018.

      For the six months ended June 30, 2005, cash used in operating activities amounted to $516,278, compared with cash used in operating activities in the same period of the prior year of $764,189.. Cash used in financing activities during the six months ended June 30, 2005 amounted to $33,190 resulting from a decrease in borrowings and capital lease obligations of $333,190, offset by cash provided from the issuance of capital stock of $300,000.. By comparison, cash provided by financing activities during the six months ended June 30, 2004 amounted to $755,285 resulting from issuance of common stock of $593,816 and increases in borrowings and capital lease obligations of $161,469.

      Cash provided by investing activities for the six months ended June 30, 2005 was $527,450 and was derived from proceeds of sale of marketable securities. By way of comparison, cash used in investing activities for the six months ended June 30, 2004 amounted to $714 and resulted from an investment in property, plant and equipment..

         At June 30, 2005, the Company did not have sufficient cash flow from operations to satisfy its operational requirements and other cash commitments. The Company has introduced expense reductions and anticipates receiving further funding through term debt and/or the sale of its securities by private placement and the exercise of outstanding warrants and options. There can be no assurance that such funding sources will be secured or that the necessary regulatory approval or closing of a private placement will occur, or that such funding will be sufficient to eliminate the Company's reliance on additional sources and quantities of funding.


                                   - F - 24 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

      The Company has been liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $196,100 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes.

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


                                   - F - 25 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

PART II. Other Information

Item 1.  Legal Proceedings.

      To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.


Item 2.  Unregistered Sales of Equity and Use of Proceeds.

      On April 26, 2005, the Company completed a private placement of 250,000 units at a unit price of $1.00 per unit. Each unit is comprised of one common share and one purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share at a price of $2.00 if excercised within 30 months from the closing of the private placement.

      On May 20, 2005, the Company completed a private placement of 50,000 units at a unit price of $1.00 per unit. Each unit is comprised of one common share and one purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share at a price of $2.00 if excercised within 30 months from the closing of the private placement.

Item 3.  Defaults Upon Senior Securities.

      Prior to conversion, the Company was technically in default of the senior subordinated convertible debentures. As a result, they have been classified as current liabilities as at December 31, 2004. These debentures were converted into 18,634 common shares on March 6, 2005.

      In addition, the Company did not make certain principal and interest repayments on a note payable in its wholly owned subsidiary (classified as discontinued operations) when they became due. The Company retired the note subsequent to June 30, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

Item 5.  Other Information.

      On August 8, 2005, the Company's Board of Directors approved a measure to appoint an independent body to:

      a) recommend appropriate compensation levels and structure for the Company's Directors and senior management; and

      b) review documentation and other pertinent information relating to the Reverse Acquisition Transaction with Pivotal Self-Service Technologies Inc. with a view to determining and recommending to the Company's Board whether any compensatory shares should be issued to the pre-merger shareholders of Phantom Fiber Corporation.


                                   - F - 26 -

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Six Months Ended June 30, 2005
--------------------------------------------------------------------------------

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

DATE:  AUGUST 12, 2005              BY:/s/ Jeffery Halloran
                                       ----------------------------
                                       Jeffery Halloran
                                       President/CEO/Director