Form 10KSB/A
period 2004-12-31
PHANTOM FIBER CORP
filed 2005-11-14
CIK 49397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 1)

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                            Phantom Fiber Corporation
                 (Name of small business issuer in its charter)

              DELAWARE                                    04-2451506
              --------                                    ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

          144 Front Street, Suite 580 Toronto, Ontario, Canada M5J 2L7
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (416) 703-4007

                     Pivotal Self Service Technologies Inc.
             13980 Jane Street, King City, Ontario, Canada, L7B 1A3
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $98,417

      State the aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant as of April 13, 2005: Common stock, $.001 par value: $ 15,544,564

      The number of shares of the Company's Common Stock outstanding as of April 13 , 2005: 268,009,730 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                                              Page
                                                PART I
Item 1.   Description of Business.............................................................  1
Item 2.   Description of Property.............................................................  1
Item 3.   Legal Proceedings...................................................................  1
Item 4.   Submission of Matters to a Vote of Security Holders.................................  1

                                                PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............................  2
Item 6.   Management's Discussion and Analysis or Plan of Operation...........................  3
Item 7.   Financial Statements................................................................  8
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure  8
Item 8A.  Controls and Procedures.............................................................  8
Item 8B.  Other Information...................................................................  8

                                                PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...................................  9
Item 10.  Executive Compensation.............................................................. 10
Item 11.  Security Ownership of Certain Beneficial Owners and Management...................... 11
Item 12.  Certain Relationship and Related Transactions....................................... 12
Item 13.  Exhibits............................................................................ 13
Item 14.  Principal Accountant Fees and Services.............................................. 14

SIGNATURES.................................................................................... 15

                                     PART I

Item 1. Description of Business.

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

Item 2. Description of Property.

      The Company maintains its corporate executive offices at 144 Front Street, Suite 580, Toronto, Ontario, Canada M5J 2L7 (Tel. 416-703-4007, Fax 416-703-0900). The offices are leased and are comprised of 6,200 square feet, with a monthly rental of $8,000, expiring in April, 2009.

Item 3. Legal Proceedings.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

      Total revenue increased $44,629 from $46,882 for the year ended December 31, 2003 to $91,511 for the year ended December 31, 2004. The largest proportion of revenue in both these periods was derived in North America.

      Total operating expenses increased $1,488,223 from $319,398 for the year ended December 31, 2003 to $1,807,621 for the year ended December 31, 2004, an increase of 466%. The increase includes:

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

      * An increase in general and administration expenses of $643,476 from $266,786 for year ended December 31, 2003 to $910,262 for the year ended December 31, 2004. This change includes increased office and general (approximately $557,000, of which $420,000 pertained to an augmentation of the Company's investor relations program and $108,000 pertained to accruals for wage arrears and vacation pay), professional fees incurred in connection with completion of the reverse acquisition, preparation and filing of the Company's Form 10-KSB and attendant financial and legal services (approximately $51,000), increased office rental and occupancy expenses (approximately $39,400), increased salaries and benefits chiefly as a result of adding two administrative staff (approximately $30,000) and net increases in other expense categories (approximately $6,300), offset by a reduction in consulting services of approximately $40,200).

      During the year ended December 31, 2004, the Company recorded a gain on disposal of its Battery Division of $391,874 (2003: $nil), a further earnout relating to the divestment of the Battery Division of $35,500 (2003: $nil), interest income of $6,906 (2003: $4,955) and a foreign exchange gain of $62,060 (2003: $nil) arising from the translation of the Company's Canadian dollar denominated assets into US dollars during periods of weakening of the US dollar vis-a-vis the Canadian dollar, offset by interest expenses and charges arising on short-term borrowings, long-term debt and capital leases of $111,495 (2003:
$6,182), a loss on disposal of marketable securities of $109,534 (2003: $nil) and settlement of a loan obligation of $83,250 (2003: $nil).

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

Revenue Recognition

      The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2 with respect to Certain Transactions." Following the requirements of SOP 97-2, the Company recognizes license revenues when all of the following conditions are met:

      o     there is a signed license agreement with the customer;

      o     the software product has been delivered to the customer;

      o the amount of the fees to be paid by the customer is fixed or determinable; and

      o     collection of these fees is probable.

      The Company generally negotiates formal license agreements with its customers. Each of the license agreements includes provisions for receipt of an up-front license fee and royalties. Generally, service providers pay these royalty fees either in the form of a one-time payment or as an on-going monthly fee. On-going royalties are recognized monthly based on the number of subscribers at month end. One-time royalties are recognized quarterly based on the number of new subscribers at the end of each quarter.

      The Company may also negotiate license agreements that allow for the payment of the initial license fee to be made in future instalments over a period of less than a year. Revenues recognized in advance of the instalments being due are recorded as unbilled revenues in the balance sheet.

      Maintenance and technical support revenues are recognized rateably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables, such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable.

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

      offset by:

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

Item 7. Financial Statements.

      The consolidated financial statements of the Company for its fiscal year ended December 31, 2004, are set forth at the end of this Form 10-KSB beginning on page F-1 and are hereby incorporated by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and principal financial officer of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company's management, including the Company's chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

      Not applicable.

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

Item 10. Executive Compensation.

      The officers and directors of the Company received compensation during the three fiscal years ended December 31, 2004, as follows:

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                            OTHER      RESTRICTED    SECURITIES                 ALL
NAME AND                                                    ANNUAL       STOCK       UNDERLYING    LTIP        OTHER
PRINCIPAL               FISCAL       SALARY      BONUS   COMPENSATION    AWARDS       OPTIONS     PAYOUTS   COMPESATION
POSITION                 YEAR         ($)         ($)        ($)          ($)         SARS (#)      ($)         ($)
-----------------------------------------------------------------------------------------------------------------------
Jeffrey T. Halloran      2004        $179,300    $ -0-        $ -0-       $ -0-        -0-         $ -0-       $-0-
Chief Executive          2003        $ 85,600    $ -0-        $ -0-       $ -0-        -0-         $ -0-       $-0-
Officer and President    2002        $ 85,600    $ -0-        $ -0-       $ -0-     3,300,000      $ -0-       $-0-
-----------------------------------------------------------------------------------------------------------------------

Vince Bulbrook           2004        $-0-        $ -0-        $29,050     $ -0-      $ -0-         $ -0-       $-0-
FORMER Chief             2003        $-0-        $ -0-        $ -0-       $ -0-      $ -0-         $ -0-       $-0-
Executive Officer        2002        $-0-        $ -0-        $ -0-       $ -0-      $ -0-         $ -0-       $-0-

-----------------------------------------------------------------------------------------------------------------------

John G. Simmonds         2004        $-0-        $ -0-        $ -0-       $ -0-      $ -0-         $ -0-       $-0-
FORMER Chief             2003        $55,573     $ -0-        $ -0-       $ -0-      $ -0-         $ -0-       $-0-
Executive Officer        2002        $-0-        $ -0-        $ -0-       $ -0-      $ -0-         $ -0-       $-0-

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
RELATED OWNERS AS A
GROUP (ABOVE 5 PERSONS)

(1) They have sole voting and dispositive power with respect to their shares of Common Stock of the Company.

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

Item 12. Certain Relationships and Related Transactions.

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

Item 13.      Exhibits.

Exhibit
Number                                                Description
---------   ------------------------------------------------------------------------------------------------
2.1         Share exchange  agreement  dated April 21, 2004 between  Phantom Fiber  Corporation and Pivotal
            Self-Service  Technologies  Inc.  (Incorporated  herein by reference to the Company's  Form 8-K filed with the Securities and Exchange Commission on July 22, 2004)
2.2         Asset Purchase  Agreement dated September 15, 2004 by and between Phantom Fiber Corporation and
            Wireless Age  Communications  (Incorporated  by reference to the Company's  Form 8-K filed with the Securities and Exchange Commission on July 22, 2004)
10.1        2005 Stock  Option,  SAR and Stock Option Plan is  incorporated  herein by reference to Exhibit
            10.1 to the Form S-8 registration statement (Reg. No. 333-122730), filed on February 11, 2005.
21          Subsidiaries  (Incorporated  by reference to the Company's annual report on Form 10-KSB for the fiscal year ended  December 31, 2004,  filed with the  Securities  and Exchange  Commission  on
            April 15, 2005)
31.1        Certification  by Chief Executive  Officer and Principal  Financial  Officer,  required by Rule
            13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1        Certification  by Chief Executive  Officer and Principal  Financial  Officer,  required by Rule
            13a-14(b)  or Rule  15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of
            the United States Code

Item 14. Principal Accountant Fees and Services.

      Fees paid to principal accountants are as follows:


Name                               Audit Fees    Audit Related Fees   Tax Fees    All other fees
Mintz & Partners LLP for fiscal
year ended

December 31, 2003                   $ 35,400         $ 17,000         $ 5,600     $    14,500
                                    --------         --------         -------     -----------
December 31, 2004                   $ 31,500          $ nil            $ nil      $    13,700
                                    --------         --------         -------     -----------

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

                                        PHANTOM FIBER CORPORATION


      Dated: November 14, 2005          By:  /s/ Jeffrey T. Halloran
                                             -----------------------------------
                                             Jeffrey T. Halloran
                                             Chief Executive Officer, President,
                                             Principal Financial Officer and
                                             Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----

 /s/ Jeffrey T. Halloran                    Chief Executive Officer, President,         November 14, 2005
------------------------------------
Jeffrey T. Halloran                         Principal Financial Officer, Principal
                                            Accounting Officer and Director

 /s/ Gordon S. Fowler                       Director                                    November 14, 2005
------------------------------------
Gordon S. Fowler


                        CONSOLIDATED FINANCIAL STATEMENTS

                            PHANTOM FIBER CORPORATION
                (FORMERLY PIVOTAL SELF-SERVICE TECHNOLOGIES INC.)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



INDEX

INDEPENDENT AUDITORS' REPORT                                         F-2

CONSOLIDATED BALANCE SHEET                                           F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY       F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                       F-7

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

/s/ Mintz & Partners LLP
"Mintz & Partners LLP"
Chartered Accountants
Toronto, Ontario
March 30, 2005

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
                                                                                  ===========

                            PHANTOM FIBER CORPORATION
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2004 and 2003



                                                                2004                     2003
--------------------------------------------------------------------------------------------------

REVENUE
     Consulting services                                  $        91,511          $        46,882

                                                          ----------------------------------------

                                                                   91,511                   46,882
                                                          ----------------------------------------

OPERATING EXPENSES:
     Research and development                                     572,258                  (96,550)
     Sales and marketing                                          325,101                  149,162
     General and administrative                                   910,262                  266,786
                                                          ----------------------------------------

Total operating expenses                                        1,807,621                  319,398
                                                          ----------------------------------------

OPERATING LOSS BEFORE OTHER INCOME (EXPENSES)                  (1,716,110)                (272,516)

OTHER INCOME (EXPENSES)
     Interest expense                                            (111,495)                  (6,182)
     Interest income                                                6,906                    4,955
     Loss on disposal of marketable securities                   (109,534)                       -
     Gain on disposal of Battery Business                         391,874                        -
     Earnout on Battery Business                                   35,500                        -
     Settlement of loan obligation (note 12 (c))                  (83,250)                       -
     Gain (loss) on foreign exchange                               62,060                        -
                                                          ----------------------------------------

NET LOSS                                                  $    (1,524,049)         $      (273,743)
                                                          ========================================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
     Weighted average number of common shares
         outstanding (note 2 i))                              197,365,773               131,247,999
      Loss per share                                      $        (0.008)         $         (0.002)

                            PHANTOM FIBER CORPORATION
     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                 For the Years Ended December 31, 2004 and 2003

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

                            PHANTOM FIBER CORPORATION
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

d) Revenue recognition

The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2 with respect to Certain Transactions." Following the requirements of SOP 97-2, the Company recognizes license revenues when all of the following conditions are met:

      o     there is a signed license agreement with the customer;

      o     the software product has been delivered to the customer;

      o the amount of the fees to be paid by the customer is fixed or determinable; and

      o     collection of these fees is probable.

The Company generally negotiates formal license agreements with its customers. Each of the license agreements includes provisions for receipt of an up-front license fee and royalties. Generally, service providers pay these royalty fees either in the form of a one-time payment or as an on-going monthly fee. On-going royalties are recognized monthly based on the number of subscribers at month end. One-time royalties are recognized quarterly based on the number of new subscribers at the end of each quarter.

The Company may also negotiate license agreements that allow for the payment of the initial license fee to be made in future instalments over a period of less than a year. Revenues recognized in advance of the instalments being due are recorded as unbilled revenues in the balance sheet.

Maintenance and technical support revenues are recognized rateably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables,such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable.

                            PHANTOM FIBER CORPORATION
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

b) 2005 Stock Option, SAR and Stock Bonus Consultant Plan and Conversion of Debt

On February 11, 2005, the Company announced a 2005 Stock Option, SAR and Stock Bonus Consultant Plan (the "S-8 Plan") which authorized the Company through the Committee that administers the S-8 Plan (the "Committee") to grant non-qualified stock options with or without stock appreciation rights, SAR's and stock bonuses to consultants of the Company. There are 17,500,000 shares of common stock of the Company available for grant to participants designated by the Committee. Directors, officers and employees of the Company are not eligible to participate in this S-8 Plan. As at March 31, 2005,6,520,719 shares of common stock have been issued from this S-8 Plan,of which approximately 5.1 million common shares have been issued to various creditors in satisfaction of approximately $250,000 of trade and other liabilities outstanding as at December 31, 2004.

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