Form 10QSB/A
period 2005-06-30
PHANTOM FIBER CORP
filed 2005-11-14
CIK 49397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                (Amendment No. 1)

   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

      [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

          144 Front Street, Suite 580 Toronto, Ontario, Canada M5J 2L7
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (416) 703-4007
                                               --------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as August 12, 2005: 13,956,386 shares.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................  1
Item 2.   Management's Discussion and Analysis or Plan of Operation.... 21
Item 3.   Controls and Procedures...................................... 26

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................ 26
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.. 26
Item 3.   Defaults Upon Senior Securities.............................. 27
Item 4.   Submission of Matters to a Vote of Security Holders.......... 27
Item 5.   Other Information............................................ 27
Item 6.   Exhibits and Reports on Form 8-K............................. 27

SIGNATURES............................................................. 28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            PHANTOM FIBER CORPORATION

Condensed Consolidated Balance Sheet
June 30, 2005 and December 31, 2004
------------------------------------------------------------------------------------------------------------
                                                                           June 30,      December 31, 2004
                                                                            2005             (audited)
                                                                         (unaudited)
------------------------------------------------------------------------------------------------------------
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
                                                                       ===============    ===============

See accompanying notes.

                            PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
Six Months Ended June 30, 2005 and June 30, 2004
--------------------------------------------------------------------------------------------------------------------
                                                                            2005                     2004
                                                                        (unaudited)              (unaudited)
--------------------------------------------------------------------------------------------------------------------
Revenue
     Consulting services                                                 $        99,289    $        34,481
     User fees and royalties                                                      54,309              6,986

                                                                         ----------------------------------

                                                                                 153,598             41,467
                                                                         ----------------------------------
Operating expenses:

     Research and development                                                    614,181            308,831
     Sales and marketing                                                         139,720            130,914
     General and administrative                                                  274,165            158,500
                                                                         ----------------------------------

Total operating expenses                                                       1,028,066            598,245
                                                                         ----------------------------------

Operating loss before other income (expenses)                                   (874,468)          (556,778)

Other income (expenses)
     Interest expense                                                            (59,560)           (27,162)
     Interest income                                                               6,024                  3
     Loss on disposal of marketable securities                                  (373,786)                --
     Earnout on sale of Battery Business (Note 1(c))                              56,500                 --
     Gain (loss) on foreign exchange                                              12,804               (123)
                                                                         ----------------------------------

Net loss                                                                 $    (1,232,486)   $      (584,060)
                                                                         ==================================

Earnings (loss) per share of common stock:
     Weighted average number of common shares outstanding
         (note 2 i))                                                          13,307,593          7,350,211
      Loss per share                                                     $        (0.093)   $        (0.079)

                               Comprehensive Loss

Net loss                                                                 $    (1,232,486)          (584,060)
Other comprehensive income (loss):
     Unrealized holding gain on marketable securities                            354,037                 --
     Foreign exchange translation gain (loss)                                      1,037             16,473
                                                                         ----------------------------------

Comprehensive loss                                                       $      (877,412)   $      (567,587)
                                                                         ==================================

See accompanying notes

                            PHANTOM FIBER CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended June 30, 2005 and June 30, 2004
------------------------------------------------------------------------------------------------------------------
                                                                                2005                     2004
                                                                             (unaudited)             (unaudited)
------------------------------------------------------------------------------------------------------------------
Revenue
     Consulting services                                                 $        76,303    $        34,481
     User fees and royalties                                                      29,867             (7,304)

                                                                         -----------------------------------

                                                                                 106,170             27,177
                                                                         -----------------------------------
Operating expenses:

     Research and development                                                    359,302            180,242
     Sales and marketing                                                          59,774             65,032
     General and administrative                                                   94,959            106,664
                                                                         -----------------------------------

Total operating expenses                                                         514,035            351,938
                                                                         -----------------------------------

Operating loss before other income (expenses)                                   (407,865)          (324,761)

Other income (expenses)

     Interest expense                                                            (37,689)           (23,857)
     Interest income                                                                 295                 --
     Earnout on sale of Battery Business (Note 1c)                                56,500                 --
     Settlement of loan obligation                                                12,578                 --
     Gain (loss) on foreign exchange                                              12,453               (123)
                                                                         -----------------------------------

Net loss                                                                 $      (363,728)   $      (348,741)
                                                                         ===================================
Earnings (loss) per share of common stock:

     Weighted average number of common shares outstanding
         (note 2 i))                                                          13,307,593          7,350,211
      Loss per share                                                     $        (0.027)   $        (0.047)

                               Comprehensive Loss

Net loss                                                                 $      (363,728)   $      (348,741)
Other comprehensive income (loss):
     Unrealized holding gain on marketable securities                             15,400                 --
     Foreign exchange translation gain (loss)                                     14,077             15,011
                                                                         -----------------------------------

Comprehensive loss                                                       $      (334,251)   $      (333,730)
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

Maintenance and technical support revenues are recognized rateably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables,such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable

                            PHANTOM FIBER CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 2005

Note 2. Summary of Significant Accounting Policies (continued)

e) Intangibles and goodwill

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

                            PHANTOM FIBER CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 2005

Note 2. Summary of Significant Accounting Policies (continued)

Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date for awards for the six months ended June 30, 2005 and June 30, 2004 consistent with the provisions of SFAS No. 123, the net loss as reported would have been increased to the pro forma amounts indicated below (amounts in thousands):

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

Note 3. Accounts receivable:

                                                       June 30, 2005     December 31, 2004
------------------------------------------------------------------------------------------
       Trade (net of $nil allowance for doubtful
         accounts                                     $       110,013      $        41,244
       Due from former officer and director                   275,800(a)                --
                                                                           ---------------
                                                      $       385,813      $        41,244
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

(c) Warrants:

The Company has granted 1,244,038 (after consolidation of shares) warrants to purchase an aggregate of 1,244,038 (after consolidation of shares) common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at June 30, 2005 are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted
                                                    Number               average
                                               of warrants        exercise price                       Expiry date
---------------------------------------------------------------------------------------------------------------------------
         Closing Warrants, December 31, 2004       875,404             $  3.85                                   -
         Warrants issued                           418,634                2.15                                   -
         Warrants surrendered and cancelled              -                   -                                   -
         Warrants expired                          (50,000)              (0.40)                                  -
---------------------------------------------------------------------------------------------------------------------------
         Closing Warrants, June 30, 2005         1,244,038             $  1.88                                   -
---------------------------------------------------------------------------------------------------------------------------

         Comprised of:                              62,500             $  0.80                        November 14, 2005 (a)
                                                   100,000                3.00                        February 25, 2006
                                                   750,000                1.68                             July 7, 2006 (b)
                                                     5,109               10.00                          August 13, 2006
                                                     3,898               10.00                          October 8, 2006
                                                     3,898               10.00                        November 20, 2006
                                                   200,000                1.51                        November 30, 2007
                                                    18,634               10.00                            March 6, 2008 (c)
                                                   100,000                1.10                             May 25, 2008
---------------------------------------------------------------------------------------------------------------------------
                                                 1,244,038             $  1.88                                   -
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

         Total revenue increased $78,993 from $27,177 for the quarter ended June 30, 2004 to $106,170 for the quarter ended June 30, 2005, an increase of about 291%.

         Total operating expenses increased $162,097 from $351,938 for the three months ended June 30, 2004 to $514,035 for the three months ended June 30, 2005, an increase of 46%. The increase includes:

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

         o A decline in sales and marketing expenses of $5,258 from $65,032 for the three months ended June 30, 2004 to $59,774 for the three months ended June 30, 2005. Reductions arose in various expense categories for the quarter ended June 2005 such as combined salaries and benefits and consulting services (approximately $14,300) and market research (approximately $6,500), offset by increases in advertising and promotions of approximately $6,000, travel of approximately $6,700 and meals and entertainment of approximately $2,800.

         o A decrease in general and administration expenses of $11,705 from $106,664 for quarter ended June 30, 2004 to $94,959 for the quarter ended June 30, 2005. This change includes recovery of amounts established as a provision for bad debt expenses of approximately $15,000, reductions in salaries and benefits of approximately $22,100 and net reductions in other expense categories of approximately $13,000, offset by increased professional fees incurred in connection with preparation and filing of the Company's Forms 10-KSB and 10-QSB and attendant financial and legal services (approximately $22,100), increased filing and share transfer expenses (approximately $11,900) and increased amortization expenses (approximately $4,400).

         During the three months ended June 30, 2005, the Company recorded net interest expense on short-term borrowings, long-term debt and capital leases of $37,394 (June 30, 2004: $23,857), income of $56,500 (June 30, 2004: $nil) on shares received in connection with earnout arrangements arising on the disposition of its Battery Business, an unrealized foreign exchange gain of $12,453 (June 30, 2004: loss of $123) and a recovery of amounts previously expensed in settlement of a loan obligation of $12,578 (June 30, 2004: $nil).

Results of operations Six Months Ended June 30, 2005 and June 30, 2004

         The Company recorded a net loss for the six months ended June 30, 2005 of $1,232,486 ($0.093 per share), compared to a net loss of $584,060 ($0.079 per share) for the same period in the preceding year.

         Total revenue increased $112,131 from $41,467 for the six months ended June 30, 2004 to $153,598 for the six months ended June 30, 2005, an increase of about 270%. The largest proportion of revenue in both these periods was derived in North America.

         Total operating expenses increased $429,821 from $598,245 for the six months ended June 30, 2004 to $1,028,066 for the six months ended June 30, 2005, an increase of 72%. The increase includes:

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

         o An increase in general and administration expenses of $115,665 from $158,500 for six months ended June 30, 2004 to $274,165 for the six months ended June 30, 2005. This change includes increased professional fees incurred in connection with preparation and filing of the Company's Forms 10-KSB and 10-QSB and attendant financial and legal services (approximately $92,200), increased filing and share transfer expenses (approximately $28,200), increased amortization expenses (approximately $6,000) and increased premises rent and utilities expenses (approximately $18,200), offset by reductions in salaries and benefits of approximately $23,200 and net reductions in other expense categories of approximately $5,700.

         During the six months ended June 30, 2005, the Company recorded net interest expense on short-term borrowings, long-term debt and capital leases of $53,536 (June 30, 2004: $27,159), income of $56,500 (June 30, 2004: $nil) on shares received in connection with earnout arrangements arising on the disposition of its Battery Business, an unrealized foreign exchange gain of $12,804 (June 30, 2004: loss of $123) and a realized loss on disposal of marketable securities of $373,786 (June 30, 2004: $nil).

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

         Maintenance and technical support revenues are recognized rateably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables,such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable

Allowance for Doubtful Accounts

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

         1. The net loss of $1,232,486 for the six months ended June 30, 2005; and

         2. The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the realizable value of intangible assets and the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

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

         Cash provided by investing activities for the six months ended June 30, 2005 was $527,450 and was derived from proceeds of sale of marketable securities. By way of comparison, cash used in investing activities for the six months ended June 30, 2004 amounted to $714 and resulted from an investment in property, plant and equipment.

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

                                     PART II

Item 1. Legal Proceedings.

         To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

         None.

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

Item 6. Exhibits.

Exhibit
Number                             Description
--------    --------------------------------------------------------------------

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