Form 10QSB
period 2005-09-30
PHANTOM FIBER CORP
filed 2005-11-14
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d-) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______________ to ________________

Commission file number 001-15627

Phantom Fiber Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	042451506 (I.R.S. Employer Identification No.)

 144 Front Street, Suite 580
Toronto, Ontario, Canada, M5J 2L7
(Address of Principal Executive Offices)

(416) 703-4007
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Copies to:
Gregory Sichenzia, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas, 21st Floor
New York, NY 10018

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as November 11, 2005: 13,890,464 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

Phantom Fiber Corporation

Condensed Consolidated Balance Sheet
September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(unaudited)	(unaudited)
ASSETS

Current Assets:
Cash	$19,467	$19,400
Accounts receivable (note 3)	134,257	41,244
Marketable securities (note 4)	163,800	962,599
Investment tax credit receivable	—	353,340
Prepaid expenses	40,414	14,414

Total current assets	357,938	1,390,997

Property, Plant and Equipment (note 5)	42,842	53,127

TOTAL ASSETS	$400,780	$1,444,124

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	934,814	1,077,179
Short term borrowings (note 6)	132,011	340,920
Current portion of obligation under capital leases (note 5)	21,817	26,274
Notes payable (note 7)	57,500	109,725
Senior subordinated convertible debentures (note 8)	—	66,500

Total current liabilities	1,146,142	1,620,598

Obligation Under Capital Leases (note 5)	13,684	24,649

	1,159,826	1,645,247

Stockholders’ Deficiency (note 9)

Preferred stock, $100 par value, 8%, non-voting, convertible, redeemable,
2,000 shares authorized, No shares issued and outstanding
Common stock, $.02 par value, 400,000,000 shares authorized,
13,890,464 shares, issued and outstanding at September 30, 2005;
13,034,454 shares, issued and outstanding at December 31, 2004.	277,810	260,689
Additional paid-in capital	3,426,039	2,532,909

	3,703,849	2,793,598

Accumulated deficit	(4,228,306)	(2,496,674)

Accumulated other comprehensive loss	(234,589)	(498,047)

Total stockholders’ deficiency	(759,046)	(201,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$400,780	$1,444,124

See accompanying notes.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Nine Months Ended September 30, 2005 and September 30, 2004

	2005	2004
	(unaudited)	(unaudited)
Revenue

Consulting services	$109,706	$56,636
User fees and royalties	85,917	15,772

	195,623	72,408

Operating expenses:

Research and development	832,353	245,073
Sales and marketing	240,263	233,162
General and administrative	414,845	378,367

Total operating expenses	1,487,461	856,602

Loss before other income (expenses)	(1,291,838)	(784,194)

Other income (expenses)
Loss on disposal of marketable securities	(373,786)	(76,172)
Gain on write-down of accounts payable	31,094	—
Gain on disposal of Battery Business	—	391,874
Interest expense	(177,655)	(69,879)
Interest revenue	6,066	4
Earnout on sale of Battery Business (Note 1(c))	82,500	—
Gain (loss) on foreign exchange	(8,013)	43,561

Net loss	$(1,731,632)	$(494,806)

Earnings (loss) per share of common stock (note 2 i)):
Weighted average number of common shares outstanding	13,459,355	9,120,030
Loss per share	$(0.13)	$(0.05)

Comprehensive Loss

Net loss	$(1,731,632)	(494,806)
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	295,737	(544,659)
Foreign exchange translation gain (loss)	(32,279)	6,719

Comprehensive loss	$(1,468,174)	$(1,032,746)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended September 30, 2005 and September 30, 2004

	2005	2004
	(unaudited)	(unaudited)

Revenue

Consulting services	$10,417	$22,155
User fees and royalties	31,608	8,786

	42,025	30,941
Operating expenses:

Research and development	218,172	(63,758)
Sales and marketing	100,543	102,248
General and administrative	140,680	219,867

Total operating expenses	459,395	258,357

Loss before other income (expenses)	(417,370)	(227,416)

Other income (expenses)

Loss on disposal of marketable securities	—	(76,172)
Gain on write-down of accounts payable	31,094	—
Gain on disposal of Battery Business	—	391,874
Interest expense	(118,095)	(42,717)
Interest revenue	42	1
Earnout on sale of Battery Business (Note 1c)	26,000	—
Settlement of loan obligation
Gain (loss) on foreign exchange	(20,817)	43,684

Net (loss) income	$(499,146)	$89,254

Earnings (loss) per share of common stock (note 2 i)):
Basic earnings (loss) per share:
Weighted average number of common shares outstanding	13,459,355	9,120,030
Net (loss) income per share	$(0.04)	$0.10
Diluted earnings per share:
Weighted average number of common shares outstanding	n/a	15,321,643
Diluted income per share	$ n/a	$0.01

Comprehensive Loss

Net (loss) income	$(499,146)	$89,254
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	(58,300)	(544,659)
Foreign exchange translation gain (loss)	(33,316)	(9,911)

Comprehensive loss	$(590,762)	$(465,316)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
September 30, 2005 (unaudited) and December 31, 2004 (audited)

	Common stock Number reflecting a 1:20 share consolidation	Common stock Par Value	Additional paid in capital	Other Shareholders’ Equity	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders Equity /(Deficiency)
	(#)	($)	($)	($)	($)	($)	($)
Balance, December 31, 2003	7,350,211	147,004	—	937,863	(972,625)	55,180	167,422
Issuance of convertible debentures	1,020,326	20,407	605,223				625,630
Adjustment arising from reorganization due to reverse acquisition	4,663,917	93,278	1,927,686	(937,863)			1,083,101
Net loss for the year ended December 31, 2004					(1,524,049)		(1,524,049)
Adjustment arising from unrealized loss on marketable securities						(535,378)	(535,378)
Adjustment arising from foreign exchange translation loss						(17,849)	(17,849)
Balance, December 31, 2004	13,034,454	260,689	2,532,909	—	(2,496,674)	(498,047)	(201,123)
Shares issued for settlement of accounts payable, other debt and services	351,036	7,021	340,359				347,380
Shares reserved and to be issued for conversion of senior subordinated convertible debentures	18,634	373	92,797				93,170
Net loss for the three months ended March 31, 2005					(868,758)		(868,758)
Adjustment arising from reduction in unrealized loss on marketable securities						338,637	338,637
Adjustment arising from foreign exchange translation loss						(13,040)	(13,040)
Balance, March 31, 2005	13,404,124	268,083	2,966,065	—	(3,365,432)	(172,450)	(303,734)
Shares issued for settlement of accounts payable and services	36,962	739	38,783				39,522
Common stock subscribed in connection with private placement				300,000			300,000
Net loss for the three months ended June 30, 2005					(363,728)		(363,728)
Adjustment arising from unrealized gain on marketable securities and foreign exchange						29,477	29,477
Balance, June 30, 2005	13,441,086	268,822	3,004,848	300,000	(3,729,160)	(142,973)	(298,463)
Shares issued for settlement of accounts payable and services	149,378	2,988	127,191				130,179
Common stock subscribed in connection with private placement	300,000	6,000	294,000	(300,000)			—
Net loss for the three months ended September 30, 2005					(499,146)		(499,146)
Adjustment arising from unrealized gain on marketable securities and foreign exchange						(91,616)	(91,616)
Balance, September 30, 2005	13,890,464	277,810	3,426,039	—	(4,228,306)	(234,589)	(759,046)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and September 30, 2004

	2005	2004
	(unaudited)	(unaudited)

Operating Activities
Loss for the period	$(1,731,632)	$(494,806)
Add back
Depreciation	9,928	379
Loss on sale of securities	373,786	76,172
Foreign exchange gain (loss)	(32,279)	6,719
Gain on disposal of Battery Business	—	(391,874)
Gain on write-down of accounts payable	(31,094)	—
Earnout on Sale of Battery Business	(82,500)	—

Changes in non cash working capital items
Accounts receivables	(145,238)	(6,951)
Marketable securities	—	(130,350)
Investment tax credit receivable	353,340	(125,022)
Prepaid expenses	14,000	113,066
Accounts payable and accrued liabilities	392,838	110,764
	(878,851)	(841,903)

Financing Activities
Issuance of common stock	300,000	625,630
Increase (decrease) in borrowings and capital leases	(224,332)	97,767
	75,668	723,397

Investing Activities
Purchase of property, plant and equipment	—	(1,372)
Cash acquired in reverse acquisition transaction	—	5,541
Proceeds from the sale of marketable securities	803,250	99,050
	803,250	103,219

Increase / (decrease) in cash and cash equivalents	$67	$(15,287)

Cash, beginning of period	19,400	19,742

Cash / (bank indebtedness), end of period	$19,467	$4,455

Non cash financing and investing activities:

Proceeds from sale of marketable securities outstanding at
end of period	$300,000	—
Marketable securities disposed of in settlement of
accounts payable	53,250	—
Common shares issued on conversion of debenture	93,170	—
Common shares issued in settlement of accounts payable	275,643	—
Common shares issued in settlement of borrowing	58,130	—
Common shares issued in settlement for various services	209,977	—

See accompanying notes

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 1. Description of Business and Basis of Presentation

a)	Description of Business

The business of Phantom Fiber Corporation (the “Company”) (formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

It is engaged in the business of the sale and licensing of its proprietary wireless software platform and integration services. Phantom Fiber uses its software platform to extend the rich multimedia content and user experience of its customers’ existing Internet web sites securely and instantly to the PDAs and cell phones of mobile users.

The platform is built on a component based framework in which software modules responsible for functions or processes can be continually developed and incorporated into this framework. The intent of this modular approach is module reusability and therefore improved development speed as the object library continues to grow. By encapsulating the core framework components in a Software Developer Kit (SDK) along with the growing library of plug compatible function and process modules, the Company can license out a development platform to third party consulting firms and software development companies as a mobile development platform.

Due to high demand for the Company’s mobile platform in the gaming and entertainment sector, to date the majority of these modules relate to that sector. It is our intent to create more generic modules that could be utilized across any number of vertical markets to allow the Company to more easily penetrate those markets.

Phantom Fiber derives its revenue from direct sales of various licensing, maintenance and revenue sharing plans that allow its revenues to grow based upon the adoption rate of its customer’s end users. It also derives revenue from custom built mobile software applications built upon its proprietary mobile platform.

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

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 9 (b)).

The Company also issued stock options to replace 2,000,000 Phantom Fiber Corporation stock options existing prior to the merger. Each stock option will allow the holder to .275 post-merger common shares (550,000 common shares in aggregate ) for an exercise price equal to the exercise  price of the Phantom Fiber Corporation stock options previously held divided by .275, and with an  expiry date and vesting provisions similar to those of the previously outstanding stock options.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 1. Description of Business and Basis of Presentation (continued)

c)	Disposition of Prime Battery

The Company disposed of the all of the shares of its Prime Battery Products Limited (“Prime Battery”) subsidiary plus additional assets and liabilities (together, the “Battery Business”) in a transaction completed on September 15, 2004.

The Battery Business was sold to Wireless Age Communications Inc. (“Wireless Age”) for the following consideration: (i) 700,000 restricted common shares of Wireless Age; and (ii) 200,000 additional restricted common shares (“Earnout Shares”) of Wireless Age as an earnout over a one year period. The Earnout Shares were issuable on November 30, 2004 , February 28, 2005, May 31, 2005 and August 31, 2005 if Prime Battery continues to earn royalties under existing agreements with Simmtronics Limited and SureCells Portable Power Ltd.

d)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the significant operating losses for the nine months ended September 30, 2005 and the deficit as at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

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
Nine Months Ended September 30, 2005

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

The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2 with respect to Certain Transactions." Following the requirements of SOP 97-2, the Company recognizes license revenues when all of the following conditions are met:

•  there is a signed license agreement with the customer;
•  the software product has been delivered to the customer;
•  the amount of the fees to be paid by the customer is fixed or determinable; and
•  collection of these fees is probable.

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

Maintenance and technical support revenues are recognized ratably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables, such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

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

The Company’s investment in marketable securities is classified as available for sale securities and is recorded at their fair value. Unrealized holding gains and losses are reported as a net amount in a separate component of shareholders’ equity until realized.

g)	Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 2. Summary of Significant Accounting Policies (continued)

h)	Financial instruments

The fair values of the financial assets and liabilities are indicated by their carrying value. The fair value of non-interest bearing advances and notes payable approximate their carrying value because they are due on demand, have no terms of payment and are treated as payable on demand.

i)	Earnings (loss) per share of common stock

For both the nine months ended September 30, 2005 and September 30, 2004, net loss per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding as adjusted for a 1 for 20 reverse stock split effective May 5, 2005. For the three months ended September 30, 2004, diluted income per share has been computed using the net income for the period divided by the fully diluted shares outstanding , as adjusted for a 1 for 20 reverse stock split. Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

j)	Foreign currency

The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity (deficiency).

k)	Investment tax credits

The Company’s subsidiary is entitled to Canadian tax credits which are earned as a percentage of eligible research and development expenditures incurred in each taxation year. Investment tax credits earned relating to research and development expenses and property, plant and equipment purchases are accounted for as a reduction of the respective expenses and the cost of such assets.

l)	Comprehensive income

Comprehensive Income includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

m)	Recent accounting pronouncements

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 2. Summary of Significant Accounting Policies (continued)

•
The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.

•	The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.

•	Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this statement is not expected to have a significant impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impractical to determine either the period of specific effects or the cumulative effect of the change.

SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a significant impact on its consolidated financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the Company’s financial statements.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 2. Summary of Significant Accounting Policies (continued)

In November 2004, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, " in Determining whether to Report Discontinued Operations, which is effective for us at the beginning of 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No.43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities  Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

m)	Stock Options

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

Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date for awards for the nine months ended September 30, 2005 and September 30, 2004 consistent with the provisions of SFAS No.123, the net loss as reported would have been increased to the pro forma amounts indicated below (amounts in thousands):

	September 30,	September 30,
	2005	2004
Net loss as reported	$(1,732)	$(495)
Pro forma compensation expense	15	15

Pro forma net loss	$(1,747)	$(510)

There is no effect on loss per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	September 30,	September 30,
	2005	2004
Dividend yield	nil	nil
Expected volatility	90%	90%
Risk free interest rates	3.5%	2.6%
Expected lives (years)	3.0	3.0

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 2. Summary of Significant Accounting Policies (continued)

n)	Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated amortization. Amortization is calculated using the declining-balance method as follows.

Computer hardware	30%
Office furniture and equipment	20%

Additions during the period are amortized at one-half the usual rate.

o)	Capital leases

Leases that transfer the substantial obligations and benefits of ownership are recorded as capital assets and a related obligation under capital leases.

Note 3. Accounts receivable:

	September 30, 2005		December 31, 2004

Trade (net of $nil allowance for doubtful accounts)	$104,682		$41,244
Due from former officer and director	29,575	(a)	—
	$134,257		$41,244

(a)
On January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000 and 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000. The transaction, as amended, provides for payment of consideration through a combination of cash and cancellation of a note payable of $52,225 to a company controlled by the purchaser, as well as for periodic delivery of these shares in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 4. Marketable Securities

The Company’s available for sale marketable securities consist of the following:

			Original	Carrying	Unrealized
	Number		Cost	Value	Gain/ (Loss)
September 30, 2005:
Midland International Corporation	650,000(d	)	$ nil	$ nil	$ nil
Wireless Age Communications Inc.	420,000(b	)	$403,441	$163,800	$(239,641)

December 31, 2004:
Trackpower Inc.	3,000,000(c	)	$136,950	$149,649	$12,699
Wireless Age Communications Inc.	1,145,000(a	)	1,361,027	812,950	(548,077)
			$1,497,977	$962,599	$(535,378)

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

(b)
During its second quarter, the Company recognized a further 50,000 restricted shares of Wireless Age at a market price of $0.61 and an additional 50,000 restricted shares of Wireless Age at a market price of $0.52 pursuant to the earnout arrangement previously noted and described in Note 1 (c). During the third quarter the Company recognized a further 50,000 shares at $0.52 as income. As described in Note 3, on January 13, 2005, the Company entered into a private sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age Communications Inc. for consideration of $600,000.

On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who, per note 10, had provided a loan of $162,000 to the Company in November, 2002. The transfer of these shares was in payment of the loan. On February 18, 2005, the Company negotiated a final settlement of this matter under which it agreed to issue 25,000 (after consolidation of shares) shares of its capital stock and to transfer 75,000 shares of common stock of Wireless Age Communications Inc.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 4. Marketable Securities (continued)

(c)
During July, 2004 the Company received 3,000,000 restricted shares of Trackpower Inc. as partial  payment for an amount due from a third party. As described in note 3, on January 13, 2005, the  Company entered into a private sales transaction with a former officer,  director and shareholder ofPivotal Self-Service Technologies Inc. under which the Company agreed to deliver 3,000,000   shares of common stock of Trackpower Inc. for consideration of $150,000.

(d)
During the second quarter the Company received 650,000 restricted shares of Midland  International Corporation (formerly Azonic Corporation) at a market price of $0.41, pursuant to an agreement to provide consulting services. The Company has decided to recognize all  revenue in the future upon the sale of these common shares and, accordingly, has recorded no value for these shares.

Note 5. Property, Plant and Equipment

Property, Plant and Equipment comprises the following:

	September 30, 2005	December 31, 2004

Computers and office equipment - cost	$71,396	$71,671
Less: accumulated amortization	(28,554)	(18,544)
	$42,842	$53,127

Included in the above property, plant and equipment are assets under capital lease with a cost of $61,353 (December 31, 2004: $61,353) and accumulated amortization of $26,038 (December 31, 2004: $11,898). These leases bear interest at varying rates from 9%-21%.

The future minimum payments due under these capital leases are:

Years ending December 31:
2005	$7,307
2006	19,348
2007	8,846

Note 6. Short Term Borrowings

	September 30, 2005	December 31, 2004
Advance from a shareholder, on demand,
unsecured and non-interest bearing	$24,349	$27,595
Advance from a party related to the principal shareholder,
on demand, unsecured with monthly interest of 3%	64,597	62,250
Advances from an unrelated party, on demand,
unsecured with monthly interest of 3%.	43,065	100,422
Bridge loan, on demand, unsecured with monthly
interest payments of 3%	—	150,653

Total	$132,011	$340,920

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 7. Notes Payable

	September 30, 2005	December 31, 2004
Non-interest bearing note payable (a)	$57,500	$57,500
5 year non-interest bearing note payable (b)	—	52,225

Total	$57,500	$109,725

(a) In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company’s common stock and a note payable of $160,000 was issued and has since been paid down to  $57,500. This amount is due on demand and has therefore not been discounted.

(b) In 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note was discounted to $106,000 representing its present value using a 5% discount rate and has been paid down to $52,225). The Company issued this note as part of the acquisition of Prime Wireless that was later disposed of on March 13, 2003. This note has been cancelled pursuant to the terms of a private sales transaction described in note 3 (a).

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

Issued and outstanding (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005) at September 30, 2005: 13,890,464 (December 31, 2004: 13,034,454)

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 9. Capital Structure (continued)

(b) Warrants:

The Company has granted 1,544,038 (after consolidation of shares) warrants to purchase an aggregate of 1,544,038 (after consolidation of shares) common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at September 30, 2005 are as follows:

		Weighted
	Number	average
	of warrants	exercise price	Expiry date

December 31, 2004	875,404	$3.85	—
Warrants granted	718,634	2.08	—
Warrants expired	(50,000)	(0.40)	—

September 30, 2005	1,544,038	$1.90	—

Comprised of:	62,500	$0.80	November 14, 2005(a	)
	100,000	3.00	February 25, 2006
	750,000	1.68	July 7, 2006(b	)
	5,108	10.00	August 13, 2006
	3,898	10.00	October 8, 2006
	3,898	10.00	November 20, 2006
	200,000	1.51	November 30, 2007
	18,634	10.00	March 6, 2008(c	)
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008

	1,544,038	$1.90	—

(a) Includes warrants to purchase 62,500 common shares at $0.80 per share issued under a warrant agreement for which another 62,500 warrants, exercisable at $2.00 per share are issuable upon exercise of the initial warrants.

(b)  Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1b) to purchase 750,000 common shares at $1.68.

(c) Warrants issued on March 6, 2005 per note 8 in connection with maturity and conversion of 8% Senior Subordinated Convertible Debentures, to purchase 18,634 common shares at $10.00 per share.,

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 9. Capital Structure (continued)

(c) Stock options:

In connection with the Reverse Acquisition described in note 1b), the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 1,000,000 (after consolidation of shares) options.

Options granted under the amended plan are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees”. All options have been granted at a price equal to or greater than the fair value of the Company’s common stock at the date of the grant.

A summary of the changes in the Company’s stock option plan for the nine months ended September 30, 2005 and year ended December 31, 2004 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2005		December 31, 2004

	Number of shares	Weighted average exercise price	Number of shares		Weighted average exercise price

Balance at beginning of period	580,000	$0.35	50,000		$2.30
Options granted	—	—	550,000(a	)	0..23
Options cancelled	(87,500)	(0.50)	(20,000)		(2.00)

Balance, end of period	492,500	0.32	580,000		0.35

Exercisable, end of period	492,500	$0.32	549,444		$0.35

			Weighted	Weighted	Weighted
	Number	average	average	Number	average
Exercise	of options	remaining life	exercise	of options	exercise
Price	outstanding	(years)	price	exercisable	price
$0.23	467,500	1.39	$0.23	467,500	$0.23
2.00	25,000	5.91	2.00	25,000	2.00

$0.23 - $2.00	492,500	1.62	$0.32	492,500	$0.32

(a) Options issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1b) to purchase 550,000 common shares at $0.228 per common share

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2005

Note 10. Related Party Transactions

An officer of the Company provided $24,349 to fund operations of the Company. This loan is included in short term borrowings. It is unsecured, non-interest bearing and has no formal repayment terms.

Note 11. Commitments

The Company is committed to the following annual amounts in respect to its lease of office space:

Years ending December 31:

2005	$17,386
2006	38,746
2007	42,720
2008	46,695
2009	11,922

Note 12. Subsequent Events

Private Placement

Subsequent to September 30, 2005, the Company entered into arrangements with various individual (accredited) investors as well as negotiations with prospective institutional investors. As of November 11, 2005, the Company has received cash infusions of $640,000 (of a total contemplated cash infusion of $850,000) from individual (accredited) investors and is obliged to issue a minimum of 1,163,636 units (of a total contemplated minimum of 1,545,455 units) at a price of $0.55 per unit. Each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $1.10 if exercised within three years from closing of the private placement.

Should the Company conclude an investment arrangement with prospective institutional sources by November 30, 2005 on terms which vary from the foregoing, it intends to make such terms available, on a retroactive basis, to the individual (accredited) investors.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

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

Current business and outlook

Phantom Fiber develops interactive mobile technology that allows users to experience internet-like graphics and internet-like speed in an end-to-end secure solution for multiple mobile platforms. Phantom Fiber’s customers include network carriers such as Wind (Italy) and Telus Mobility (Canada), and online casino and sports book service providers such as Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, 1X Sportsmarkets, IQ-Ludorum, CaribSports, and Parlay Entertainment. It also has clients in the financial and mobile payments vertical and security and remote-monitoring industry. Phantom Fiber’s gaming and sports book customers typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber’s technology to offer games to their subscribers and are charged a monthly user fee or percentage of the revenues or income generated from those games.

In the latter half of 2004, the Company shifted its focus and resources to the areas of marketing, brand-awareness, client expansion and site deployment. In the past year, the number of mobile phones and Personal Digital Assistants (PDA’s) supported by Phantom Fiber’s software has increased from 20 devices to over 1,000 handheld mobile phones and PDA’s. Management believes that ongoing success will stem from two areas: contract fulfillment through client deployments; and ongoing product development to expand its technical differentiators and increase its industry advantages. The Company intends to continue to enhance its product offering and to introduce new features and products, as the market demands. As part of its product development process, the Company works closely with its customers and its distribution channels to ensure that such market needs are met or exceeded.

During the nine months ended September 30, 2005, the Company has executed on its strategy and achieved various key milestones and technical advancements, including:

•
a significant increase in the number of devices supported by our platform offering. In an animated application such as interactive games, the number of devices supported by our technology increased from 195 devices at December 31, 2004 to over 600 devices at September 30, 2005. For less animated applications such as Sportsbooks, the number of devices supported by our technology increased by an additional 400 from 600 devices at December 31, 2004 to over 1,000 devices at September 30, 2005.

•
completion of an install wizard in which a user only needs to know their cellular phone number in order to install our application over the air. This allows us to embed our install links and procedure into phone text messages (SMS) and thereby eliminate the need to visit a customer internet site to become operational.

•
The Company completed the full integration of mobile commerce and payment management components with multi-currency support into the platform offering. As a result users in the gaming and entertainment sector or emerging mobile commerce sector now has access to alternate payment methods. The production release of this software to FirePay occurred in the third quarter, and production releases for Citadel and Navaho Networks are expected in the first quarter of fiscal year 2006.

•
The Company completed the development and successful deployment of its Horse Racing (pare-mutual) product. It was successfully launched to a first client. It is anticipated all current and subsequent deployments of Sportsbook will now also include the horse racing product.

•
The Company completed the development of its fully interactive Poker product. In response to signing a multi-year Poker agreement with a large poker software provider, Phantom Fiber anticipates deploying its first production, multi-player Poker product in the Fourth Quarter of this year.

•
The Company deployed twenty (20) new customer sites during the nine months ended September 30, 2005 compared to eight (8) customer sites for the twelve month period ended December 31, 2004. In addition each of the previous sites deployed in 2004 were also upgraded to accommodate the increased number of devices supported by our platform offering. The number of client site deployments is a key indicator of our positioning to generate revenue as it indicates the degree of penetration achieved with our various partners’ client lists.

During the three months ended September 30, 2005, the Company attended the National Small Cap Conference sponsored by the Southern California Investment Association (August 6, 2005) and announced the launch of several new casino brand properties, including expanded mobile device support and new wireless horse racing products for several gaming operators. Further, the Company announced software licensing and/or deployment arrangements with Aspinalls Online Casino “Aspinalls.com” (August 22, 2005), New Media Lottery Services (August 23, 2005) and Tribeca Tables Europe, Ltd. (October 4, 2005).

At the onset of the third quarter, management realized the number of contracts negotiated and in the process of being negotiated were all entertainment and gaming industry related. The backlog of sites to be deployed in this sector continues to grow and therefore development efforts for the quarter were focused on creating software modules to specifically address the gaming sector. By creating these modules, Management believes it will allow the Company to expand on its market penetration quicker and increase the technical advantage it currently maintains in the industry. A number of technical enhancements were created. Some of the functions applicable to the gaming sector include:

•	Multi-lingual support;

•	Multi-currency support;

•	Affiliate tracking;

•	Integrated refer-a-friend;

•	Install wizard technology requiring the user to only know their cellular phone number to install the software;

•	SMS push technology, allowing casino and sportsbook operators the ability to broadcast the mobile software to users without having them visit the web site; and

•	Data reporting and analysis on product usage, user trends, etc.

Although these activities did not directly result in revenue, management believes that the return on the resource investment will be recaptured within the next short term period.

Based upon the strong customer responses received to date, management believes that the Company is continuing to gain recognition as a provider of advanced presentation and internet speed to the mobile market. Phantom Fiber has concentrated on establishing revenue-sharing arrangements in a rapidly growing market sector and believes that the prospects continue to be favorable for an appreciation in shareholder value to occur by virtue of increasing market share and achieving sustained profitability.

Results of operations Three Months Ended September 30, 2005 and September 30, 2004

The Company recorded a net loss for the three months ended September 30, 2005 of $499,146 ($0.04 per share) compared to net income of $89,254 ($0.10 per share) for the same period in the preceding year.

Total revenue increased $11,084 from $30,941 for the quarter ended September 30, 2004 to $42,025 for the quarter ended September 30, 2005, an increase of about 36%.

Total operating expenses increased $201,038 from $ 258,357 for the three months ended September 30, 2004 to $459,395 for the three months ended September 30, 2005, an increase of 78%. The increase includes:

•
An increase in net research and development expenses to develop and expand technology products of $281,930 from $(63,758) for the quarter ended September 30, 2004 to $218,172 for the quarter ended September 30, 2005. Major increases in various expense categories for the quarter ended September 2005 occurred in salaries, benefits and fees to full-time and contract professional staff (approximately $284,400), offset by net decreases in other expense categories of approximately $2,500.

•
A decline in sales and marketing expenses of $1,705 from $102,248 for the three months ended September 30, 2004 to $100,543 for the three months ended September 30, 2005. Reductions arose in various expense categories for the quarter ended September 2005 such as combined salaries and benefits and consulting services (approximately $37,300) and meals and entertainment (approximately $2,600), offset by increases in advertising and promotions of approximately $37,700, and net increases in other expense categories of approximately $500.

•
A decrease in general and administrative expenses of $79,187 from $219,867 for quarter ended September 30, 2004 to $140,680 for the quarter ended September 30, 2005. This change includes decreased salaries and benefits and office expenses (approximately $84,400), reduced professional fees incurred in connection with preparation and filing of the Company’s filings and attendant financial and legal services (approximately $8,500), offset by increased filing and share transfer expenses (approximately $10,600), increased amortization expenses (approximately $2,900) and net increases in other expense categories (approximately $200).

During the three months ended September 30, 2005, the Company recorded a gain on write-down of accounts payable of $31,094 (September 30, 2004: $nil) , $26,000 on shares received in connection with earnout arrangements arising on the disposition of its Battery Business (September 30, 2004: $nil) and interest income of $42 (September 30, 2004: $1) offset by interest expense on short-term borrowings, long-term debt and capital leases of $118,095 (September 30, 2004: $42,717) which includes penalties on unremitted source deductions of approximately $77,000 as well as a one time interest adjustment of $20,000 on the cancellation of a note payable to a former director, officer and shareholder of the Company and an unrealized foreign exchange loss of $20,817 (September 30, 2004: gain of $43,684). Additionally, during the three months ended September 30, 2004, the Company reported a loss on disposal of marketable securities of $76, 172 and a gain on disposal of its Battery Business of $391,874.

Results of operations Nine Months Ended September 30, 2005 and September 30, 2004

The Company recorded a net loss for the nine months ended September 30, 2005 of $1,731,632 ($0.13 per share), compared to a net loss of $494,806 ($0.05 per share) for the same period in the preceding year.

Total revenue increased $123,215 from $72,408 for the nine months ended September 30, 2004 to $195,623 for the nine months ended September 30, 2005, an increase of about 170%. The largest proportion of revenue in both these periods was derived in North America.

Total operating expenses increased $630,859 from $856,602 for the nine months ended September 30, 2004 to $1,487,461 for the nine months ended September 30, 2005, an increase of 74%. The increase includes:

•
An increase in net research and development expenses to develop and expand technology products of $587,280 from $245,073 for the nine months ended September 30, 2004 to $832,353 for the nine months ended September 30, 2005. Major increases during the nine months ended September 2005 occurred in salaries, benefits and fees to full-time and contract professional staff (approximately $595,600), offset by net decreases in other expense categories of approximately $8,300.

•
An increase in sales and marketing expenses of $7,101 from $233,162 for the nine months ended September 30, 2004 to $240,263 for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, increases arose in advertising and promotions expenses (approximately $37,200) and in other expense categories (approximately $4,100, net), offset by reductions in salaries and benefits and consulting expenses of approximately $34,200.

•
An increase in general and administration expenses of $36,478 from $378,367 for nine months ended September 30, 2004 to $414,845 for the nine months ended September 30, 2005. This change includes increased professional fees incurred in connection with preparation and filing of the Company’s Forms 10-KSB and 10-QSB and attendant financial and legal services (approximately $83,800), increased filing and share transfer expenses (approximately $38,700), increased amortization expenses (approximately $9,500) and net increases in other expense categories (approximately $11,100) offset by reductions in salaries and benefits and office expenses of approximately $106,600.

During the nine months ended September 30, 2005, the Company recorded income of $82,500 (September 30, 2004: $nil) on shares received in connection with earnout arrangements arising on the disposition of its Battery Business, an unrealized foreign exchange loss of $8,013 (September 30, 2004: gain of $43,561), a gain on write-down of accounts payable of $31,094 (September 30, 2004: $nil), interest expense on short-term borrowings, long-term debt and capital leases of $177,655 (September 30, 2004: $69,879) which includes penalties on unremitted source deductions of $77,000 and a one time interest adjustment of $20,000 on the cancellation of a note payable to a former director, officer and shareholder of the Company and a realized loss on disposal of marketable securities of $373,786 (September 30, 2004: $76,172). Additionally, during the nine months ended September 30, 2004, the Company reported a gain on disposal of its Battery Business of $391,874.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company’s annual audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Revenue Recognition

The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2 with respect to Certain Transactions." Following the requirements of SOP 97-2, the Company recognizes license revenues when all of the following conditions are met:

•	there is a signed license agreement with the customer;

•	the software product has been delivered to the customer;

•	the amount of the fees to be paid by the customer is fixed or determinable; and

•	collection of these fees is probable.

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

Maintenance and technical support revenues are recognized ratably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables, such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable

Allowance for Doubtful Accounts

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

Financial Condition

Total assets decreased $1,043,344 from $1,444,124 as at December 31, 2004 to $400,780 as at September 30, 2005, a decrease of 72%. The decrease is due primarily to an decrease in marketable securities ($798,799), decreased investment tax credits receivable ($353,340), and a reduction in property, plant and equipment ($10,285), offset by increases in trade and other receivables of $93,013, an increase in cash of $67 and an increase in prepaid expenses of $26,000.

At September 30, 2005, the Company held 420,000 common shares (December 31, 2004: 1,145,000 common shares) of Wireless Age Communications, Inc., 650,000 common shares (December 31, 2004: nil) of Midland International Corporation (formerly Azonic Corporation) and nil shares (December 31, 2004: 3,000,000 shares) of Trackpower Inc., all publicly traded entities whose share price is quoted on the NASD’s over-the-counter Electronic Bulletin Board under the symbols “WLSA”, “MLIC” and “TPWR” respectively. The Wireless Age securities were obtained in the sale of the Prime Wireless subsidiary on March 13, 2003 and in the sale of the battery business on September 14, 2004. The Company has valued these securities at $163,800 at September 30, 2005 ($0.39 per share) compared to $812,950 ($0.71 per share) as at December 31, 2004. The Trackpower securities were obtained as partial payment for a receivable. The Company valued these shares at $149,649 ($0.05) as at December 31, 2004.

Total liabilities decreased $485,421 from $1,645,247 as at December 31, 2004 to $1,159,826 as at September 30, 2005, a decrease of 29%. Reductions arose in accounts payable and accrued liabilities (approximately $142,400), short-term borrowings (approximately $208,900), notes payable (approximately $52,200), senior subordinated convertible debentures ($66,500) and total capital lease obligations (approximately $15,400).

Stockholders’ deficiency increased $557,923 from ($201,123) at December 31, 2004 to ($759,046) as at September 30, 2005, an increase of 277%. The increase is the result of:

1. Shares issued for settlement of trade and other indebtedness as well as for services received in the amount of $517,081;
2. Shares reserved and issued under conversion of amounts outstanding under senior subordinated convertible debentures of $93,170;
3. Common stock issued in connection with two private placements of $300,000 in aggregate; and,
4. Net adjustment arising from reduction in unrealized loss on marketable securities and foreign exchange of $263,458 (recorded in accumulated other comprehensive income (loss)),

offset by:

1. The net loss of $1,731,632 for the nine months ended September 30, 2005.

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

Liquidity and Capital Resources

The Company reported a negative working capital of $788,204 at September 30, 2005 compared with a negative working capital of $229,601 at December 31, 2004, representing a decrease of $558,603 or approximately 243%. As of September 30, 2005, the Company had cash and cash equivalents of $19,467 compared with cash and cash equivalents of $19,400 at December 31, 2004, representing an increase in cash of $67.

For the nine months ended September 30, 2005, cash used in operating activities before net changes in non- cash working capital items amounted to $1,493,791. By comparison, the Company used $803,410 in operating activities before net changes in non-cash working capital items for the same period in the prior year. Net changes in non-working capital items provided $614,940, reducing cash used in operating activities for the nine months ended September 30, 2005 to $878,851. By comparison, net changes in non-cash working capital items for the same period in the prior year used $38,393, increasing cash used in operating activities to $841,903.

Cash provided by financing activities during the nine months ended September 30, 2005 amounted to $75,668 resulting from proceeds from issuance of capital stock of $300,000 offset by decreases in borrowings and capital lease obligations of $224,332. By comparison, cash provided by financing activities during the nine months ended September 30, 2004 amounted to $723,397 resulting from issuance of common stock of $625,630 and increases in borrowings and capital lease obligations of $97,767.

Cash provided by investing activities for the nine months ended September 30, 2005 was $803,250 and was derived from proceeds of sale of marketable securities. By way of comparison, cash provided by investing activities for the nine months ended September 30, 2004 amounted to $103,219 and resulted from cash acquired in the reverse takeover transaction of $5,541 plus proceeds from the sale of marketable securities of $99,050, offset by an investment in property, plant and equipment of $1,372.

At September 30, 2005, the Company did not have sufficient cash flow from operations, cash resources and other current assets to fund operations and other cash commitments for the next twelve months. The Company anticipates receiving further funding through term debt and/or the sale of its securities by private placement and the exercise of outstanding warrants and options. There can be no assurance that such funding sources will be secured or that the necessary regulatory approval or closing of a private placement will occur, or that such funding will be sufficient to eliminate the Company’s reliance on additional sources and quantities of funding.

The Company has been liquidating its investment in Wireless Age Communications, Inc. common shares. These securities, which have been valued at $163,800 for balance sheet purposes, have certain resale restrictions. Management believes that it will be in a position to sell all of these securities within the next twelve months and utilize the proceeds for working capital purposes.

In addition, the Company has been successful in raising capital through private placements of its common shares. Although, this type of financing continues to be dilutive to the existing common shareholders, it may be necessary to continue to do so in the interim before certain resale restrictions on its marketable securities lapse.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and principal financial officer of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company’s management, including the Company’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to the Company’s internal controls or in other factors that could affect these controls during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Subsequent to September 30, 2005, the Company entered into arrangements with various individual (accredited) investors as well as negotiations with prospective institutional investors. As of November 11, 2005, the Company has received cash infusions of $640,000 (of a total contemplated cash infusion of $850,000) from individual (accredited) investors and is obliged to issue a minimum of 1,163,636 units (of a total contemplated minimum of 1,545,455 units) at a price of $0.55 per unit. Each unit is comprised of one common share one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $1.10 if exercised within three years from closing of the private placement.

Should the Company conclude an investment arrangement with prospective institutional sources by November 30, 2005 on terms which vary from the foregoing, it intends to make such terms available, on a retroactive basis, to the individual (accredited) investors.

Item 3. Defaults Upon Senior Securities.

Nonerec

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1
Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: NOVEMBER 14, 2005	By:	/s/ Jeffrey T. Halloran
Jeffrey T. Halloran
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director