Form 10KSB
period 2005-12-31
PHANTOM FIBER CORP
filed 2006-04-17
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

PHANTOM FIBER CORPORATION
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2451506 (I.R.S. Employer Identification No.)

144 Front Street, Suite 580, Toronto, Ontario, Canada M5J 2L7
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (416) 703-4007

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $224,956

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 31, 2006, was $8,222,559.

As of March 31, 2006, the issuer had 14,950,108 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Organizational History

On July 7, 2004, pursuant to a Share Exchange Agreement entered into as of April 21, 2004, the Company acquired Phantom Fiber Corporation, a Canadian corporation (“Phantom Fiber Canada”), and its wholly owned subsidiary, Phantom Fiber Inc., also a Canadian corporation. Pursuant to the Share Exchange Agreement, the Company issued 137,410,735 shares of common stock (before giving effect to a one-for 20 reverse stock split) to the shareholders of Phantom Fiber Canada and 30,000,000 shares of common stock and warrants to purchase 15,000,000 shares of common stock (before giving effect to a one-for 20 reverse stock split) to debenture holders of Phantom Fiber Canada in exchange for all of the issued and outstanding shares of capital stock of Phantom Fiber Canada and subordinated convertible debentures of Phantom Fiber Canada.

The Company conducts its business through its wholly owned subsidiaries in Canada, being Phantom Fiber Corporation and Phantom Fiber, Inc. Throughout this report, references to “Phantom Fiber,” the “Company,” “we,” “us,” and “our” refer to Phantom Fiber Corporation together with its wholly owned subsidiaries.

Overview

Phantom Fiber is a developer of wireless software applications and mobile solutions that empower enterprises with high-performance functionality on today’s mobile devices and global communication networks. The Company has developed a wireless platform and supporting software developer kit that extends the rich multimedia content and user experience of existing Internet web sites securely and instantly to PDA’s and mobile phones. While applications based on this platform can be applied to any enterprise requiring a mobile solution we have been most successful with clients that require speed and a rich user experience in their mobile solutions. Potential applications include remote monitoring of facilities, stock research, real time quoting and transacting, logistics and distribution, health care (including real time distribution of secure patient information), gaming and entertainment, and live streaming video.

Phantom Fiber derives revenue through the sale of its proprietary software and custom integration services. The Company’s business model generates initial revenue from integration and customization services and recurring revenue from usage-based licensing. The Company combines a low implementation cost with a rapid deployment strategy using reusable software objects to reduce initial purchase barriers. Once deployed, the platform utilizes Phantom Fiber’s proprietary Smart Streaming™ data transmission technique to deliver high-speed client side performance that intuitively adapts to device and network properties. Information is securely encased and delivered with complete end-to-end encryption on a variety of handset operating systems including Java, Palm, Research In Motion, i-Mode, Symbian and Windows CE platforms.

With the ability to offer rich graphics and high transaction speed, the Company’s initial market strategy was to enter into the e-gaming market. This industry was attractive since it is a rapid adopter of new enabling technologies and currently has no single significant provider of wireless solutions. The Company plans to extend its marketing strategy into the enterprise software markets. Potential future markets include the banking and brokerage segments, health care and insurance. Phantom Fiber also intends to explore a channel strategy with enterprise software providers, such as SAP and Oracle, to extend their installed base to the mobile Internet.

The Company charges a one-time integration fee to implement and customize the product to match the functionality of the client’s Internet offerings. For clients with a potential client base or reach in excess of 10,000 users in which a service charge or transaction fee exists, Phantom Fiber also participates in that revenue stream via a revenue sharing arrangement.

Our Wireless Platform

The Company’s wireless platform is built using a building block or object approach. The technical architecture was chosen to protect performance and ensure scalability on the device. Mobile devices commercially available at this time do not yet have the storage, memory, and computing power of a personal computer. Phantom Fiber created this object oriented programming structure and framework to ensure functional autonomy of its platform. Some of the primary features of the platform are listed below:

Enhanced user experience: The wireless framework offers a rich graphic experience without compromising on performance. This is the primary reason the gaming sector has embraced the technology. The visual presentation is available today and can be deployed on existing wireless data networks.

Cross-platform & Network compatibility: The client-side software supports Windows/CE, Palm, Symbian, i-Mode, Blackberry, Smart-Phone and Java-enabled phones (J2ME). This cross-platform compatibility eliminates the need to recompile the application for devices running different operating systems, using different devices and running on different network protocols. The solution is network carrier independent. Therefore solutions can be deployed and run globally with various network providers without any change to the software. Being device and network agnostic is a key marketing feature for wireless carriers, device manufacturers, and content providers.

Performance: Current browser based solutions format the presentation prior to transmission and then send the entire screen layout across the wireless network to the wireless device. The result is long delays between responses and inquiries. With Phantom Fiber’s data communication technology and client-side software, the client can deliver Internet type speed across networks. This approach puts less demand on the server and network and allows the Company to provide the user with improved performance and better graphic presentation.

Some of the other features inherent to the framework include a number of unique and proprietary functions such as:

♦
Secure State Management - Maintains a checkpoint connection in “no signal” areas. Should a user lose signal for a period of time, their mobile device will auto refresh once a connection is re-established. This function takes place without any action required by the user.

♦
Security - The communication component of the Company’s software uniquely delivers an end-to-end encrypted secure solution. By eliminating reliance on the browser and the network gateway, there is an increase in both security and performance while simplifying the technical implementation.

♦
SmartStream™ - Communications are handled using compression to provide landline Internet speed on today’s wireless devices. SmartStream also queues and prioritizes transmissions to assure the quality of user experience and application responsiveness.

♦	Client Libraries - Presentation graphics and animation are stored in local device libraries eliminating redundant delivery and creating a vivid user experience without compromising performance.
♦
Store & Forward - Users without wireless connectivity can use Phantom Fiber’s software through PC connections and their device cradle. The software incorporates an encrypted database on the device. Users can experience the same functionality whether or not they have a current internet connection. This also allows clients to use the device in shielded or poorly serviced cellular zones.

Market Strategy

In implementing its initial strategy, Phantom Fiber established the following criteria:

•	Users were likely to be “early adopters” of wireless technologies;
•	There was no dominant competition apparent to Phantom Fiber; and
•	The Company could implement a stable recurring revenue model.

Based on these factors, the Company initially targeted the e-gaming market. As the platform becomes more established the Company plans to enter the financial services and the large enterprise application markets with emphasis on transaction support and processing.

Competition

The wireless applications market is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for applications continues to increase, Phantom Fiber expects new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, competition in the wireless applications market will intensify.

The Company divides the current and potential competition in the wireless applications market into three groups: focused providers, gaming specific providers and systems integrators. Each of these groups is described below.

Focused Providers: These are companies that have built a wireless set of tools to address the needs of a specific vertical market. Currently most of the competition in this sector consists of micro-browser based products with the majority of their revenue derived from infrastructure and ongoing professional services. For these companies to adapt their offering to next generation devices would require re-architecting the way they conduct business risking a loss of the infrastructure and professional services components of their business. They have, to date, focused on financial institutions or carriers for market penetration. These competitors include Aligo, Infowave, Aether, 724, and Sybase, among others.

Gaming Specific Providers: There are a number of SMS and WML game providers in today’s market, including Summus, Jamdat, and Airborne Entertainment. The Company believes these gaming specific providers have low penetration into the real time gaming environment due to risk of security breaches and latency issues inherent to SMS and WML as well as technical restrictions that exist on the handheld devices. Further, these companies often sell their own games and content thereby competing with the existing casino software providers who prefer to offer their own games. Phantom Fiber does not produce content including games preferring to facilitate the casino’s existing ones. In this aspect Phantom Fiber has no competitors.

Systems Integrators: Custom solutions will still consume some of the wireless applications market share as large organizations continually try to build ground-up solutions for each client, under the assumption that wireless is easy and can be built without the aid of tools and wireless platforms. These companies include IBM, EDS, Accenture, CGI and BEA Systems. Phantom Fiber plans for some systems integrator companies to become future clients and value added resellers of its suite of products.

With any growing and expanding market new competitors will emerge. The Company believes this is particularly true in the wireless market due to the prevalence of open standards and trend towards the consolidation of computing power with telephone handsets.

Government Regulation

Together with our licensees, the Company is subject to various domestic and foreign laws applicable in the jurisdictions in which each company operates. At the present time, the Company’s gaming related software clients sell directly to licensees that hold government licenses to operate Internet gaming sites. Gaming regulations are based on policies that are concerned with: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

Some jurisdictions have introduced regulations attempting to restrict or prohibit Internet gaming, while other jurisdictions have taken the position that Internet gaming is legal and/or have adopted or are in the process of considering legislation to regulate Internet gaming. For example, the United Kingdom intends to establish a regulated market for online gaming. The Isle of Man and Alderney - both part of the British Isles - already have fully regulated environments for Internet gaming, based on high standards consistent with land-based gaming. Opposing views are developing in Europe. Some European countries, including Italy, Germany and Holland where there are state-owned monopolies, are taking action aimed at banning foreign online gaming operators. Such actions by these European Union member states are in contrast with a favorably viewed ruling from the European Court of Justice and have prompted the European Commission to look at creating new legislation that could harmonize online gaming within the European Union, in line with the European Commission’s goal to encourage a free and open cross-border market.

Since companies and consumers involved in Internet gaming are located around the globe, including Phantom Fiber’s clients’ licensees and their players, there is uncertainty regarding which government has authority to regulate or legislate the industry. However, legislation and legal action designed to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. Future decisions may have a material impact on Phantom Fiber’s operations and financial results. Existing legislation, including United States federal and state statutes, have been and could continue to be construed to prohibit or restrict gaming through the use of the Internet and therefore the wireless extension to such Internet sites. Therefore, there is a risk that legal proceedings could be initiated against the Company’s licensees, Internet service providers, credit card processors, advertisers and others involved in the Internet gaming industry, penalties, fines, injunctions or other remedies or restrictions being imposed. Such proceedings could have a material adverse effect on the Company’s business, revenues, operating results and financial condition. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. The adoption of new laws or regulations relating to mobile, or particular mobile applications or interpretations of existing laws, could decrease the present growth in use of mobile applications, decrease the demand for the Company’s products and services, increase its cost of doing business or could otherwise have a material adverse affect on its business, revenues, operating results and financial condition.

Employees

As of March 31, 2006 the Company had 27 full time employees and no part time employees. The Company has made it a priority to build and maintain a good working environment for employees. Turnover rates have been low and employees are active in referring their colleagues to the Company. The Company considers relations with its employees to be good. The overall number of resources employed by Phantom Fiber increased by 11 in 2005.

Item 2. Description of Property.

The Company maintains its corporate executive office at 144 Front Street, Suite 580, Toronto, Ontario, Canada M5J 2L7. The offices are leased and are comprised of 6,200 square feet, with a monthly rental of $8,000, expiring in April 2009.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 12, 2005, the following actions were approved pursuant to the written consent of a majority of the shareholders in lieu of a special meeting of the stockholders:

1. To approve and authorize the Company to effect a one-for-20 reverse split of its issued and outstanding shares of common stock, which was given effect by the OTC Bulletin Board and the Company’s common stock transfer agent during May 2005;

2. To ratify any and all actions we have taken to date with respect to the approved one-for-20 reverse split of the issued and outstanding shares of common stock;

3. To increase the number of shares of common stock subject to the 2000 Stock Option Plan after the one-for-20 reverse stock split from 1,000,000 shares to 2,000,000 shares; and

4. To authorize the issuance of 10,000,000 shares of preferred stock.

The above actions approved by the holders of 143,400,000 shares (approximately 7,170,000 shares post 1:20 reverse split) of the Company’s common stock, representing approximately 52% the total outstanding shares. Notwithstanding the foregoing, the Company will be submitting each of the above items to a vote at the Company’s upcoming 2006 annual shareholders meeting and the Company will not deem the above actions to have been approved unless and until they are approved at the 2006 annual shareholders meeting.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board under the symbol “PHFB.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Quarter Ended	High	Low	High	Low	High	Low
March 31	$0.70	$0.45	$2.00*	$0.80*	$2.60*	$0.60*
June 30	—	—	$1.45	$0.60*	$3.60*	$1.40*
September 30	—	—	$1.25	$0.59	$2.20*	$0.60*
December 31	—	—	$0.73	$0.45	$2.00*	$0.60*

*Prices adjusted to reflect a one-for-20 reverse stock split given effect by the OTC Bulletin Board on May 5, 2005.

Holders

As of March 31, 2006, shares of common stock were held by approximately 434 stockholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners’ common stocks whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company’s transfer agent is PacWest Transfer, LLC.

Dividends

Phantom Fiber has not declared any dividends to date. The Company has no present intention of paying any cash dividends on its common stock in the foreseeable future, as any earnings will be used to generate growth. The decision on the payment of dividends, in the future, rests within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in the Company’s certificate of incorporation or bylaws that restrict it from declaring dividends.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005 and the quarter ended March 31, 2006 Phantom Fiber issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). All below transactions prior to May 5, 2005 are described on a pre-1:20 reverse stock split which the OTC Bulletin Board and the Company’s transfer agent gave effect to on May 5, 2005.

All of the below unregistered issuances of securities were made pursuant to the exemptions from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D, promulgated thereunder. Except as expressly set forth below the individuals and entities to which the Company issued securities are unaffiliated with it. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or its executive officers, and transfer was restricted by it in accordance with the requirements of the Securities Act. For each transaction exempt pursuant to Regulation D, each of the below security holders who were not Phantom Fiber executive officers represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the below-referenced persons had access to the Company’s Securities and Exchange Commission filings.

On February 18, 2005, the Company issued 500,000 restricted shares of common stock to Neil Greenburg as consideration for partial repayment of a loan. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

On March 6, 2005, the Company issued 372,685 restricted shares of common stock to various holders of senior subordinated convertible debentures which matured and were automatically converted in accordance with their terms. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

On April 26, 2005, the Company sold 5,000,000 units at a price of $0.05 per unit. Each unit is comprised of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one additional common share at a price of $0.10 if exercised within 30 months from the closing of the private placement. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

On April 26, 2005, the Company sold 50,000 units at a price of $1.00 per unit. Each unit is comprised of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one additional common share at a price of $2.00 if exercised within 30 months from the closing of the private placement. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

On December 8, 2005, the Company sold 1,560,000 shares of common stock and warrants to purchase 1,560,000 shares of common stock to 15 accredited investors resulting in aggregate gross proceeds of $858,000. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for a per unit purchase price of $0.55. Each warrant entitles the holder to purchase one share of common stock at $1.10 per share, exercisable for a period of three years. Each of the investors had the right to exchange their units for any equity securities or other security which may be sold by the Company during the period ending 45 days after closing of the transaction. Each of the investors exercised their right to exchange their units for securities sold by the Company in a private placement which closed on January 9, 2006.

On January 9, 2006, the Company sold (a) $3,500,000 principal amount of senior convertible notes, and (b) warrants to purchase 7,000,000 shares of common stock, to 16 accredited investors. Participants in a private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from the transactions to $3,500,000. The senior convertible notes bear interest at 1% per annum payable semi-annually, they mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share, subject to adjustment. The warrants are exercisable until three years from the date of issuance. Half of the warrants are exercisable at a purchase price of $1.50 per share and the other half of the warrants are exercisable at a purchase price of $0.56 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Oberon Securities, LLC acted as placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants on January 9, 2006 and was paid $241,730 cash compensation and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also granted other placement agents in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants compensation in the form of 87,620 restricted shares of common stock. These issuances were exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Phantom Fiber included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

Current Business and Outlook

Phantom Fiber provides wireless technology products and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution for multiple mobile platforms. The Company’s customers include cellular network carriers such as Wind (Italy), Vodophone and Telus Mobility (Canada), and several online gaming, horse racing, fixed odd game providers and sports book service providers companies including Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, Kiron Interactive, Bet Options, Tribeca Tables, Wager Works, Orbis , IQ-Ludorum, CaribSports, and Parlay Entertainment. The Company also has clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), logistics and distribution software providers, and the security and remote-monitoring industries.

Phantom Fiber’s gaming and sports book customers typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber’s technology to offer games, content or other services to their subscribers and are charged a monthly user fee or percentage of the revenues or income generated from those games.

In 2005, the Company continued to secure several multi-year contracts with software providers to the online gaming and wagering industry. The growing backlog of sites to integrate and deploy has forced the Company to shift its focus and resources to provide functionality to address the demands of this specific market. This service includes the following: affiliate tracking; multi-lingual and multi-currency support; enhanced bandwidth optimization; integrated refer-a-friend; online registration; a simplified single click install wizard; enhanced client tracking and interactive technical support. The Company has determined that by working closer with its client operators it can significantly influence adoption by end users. The Company’s marketing team has been enhanced to support the existing and growing client base to serve these needs.

In the past year, the number of mobile phones and Personal Digital Assistants (PDA’s) supported by Phantom Fiber’s software has increased from 20 devices at the end of 2004 to over 1,000 handheld mobile phones and PDA’s currently produced. Management believes that ongoing success will stem from three areas: (1) contract fulfillment through client deployments; (2) direct involvement in the marketing and user adoption strategies of the operator; and (3) ongoing product development to expand the Company’s product and service offerings and increase its competitive position. The Company intends to enhance its product offering by introducing new features and products as the market demands. As part of its product development process, the Company has worked closely with its customers and its distribution channels to ensure that such market needs are met.

Pursuant to the Share Exchange Agreement entered into as of April 21, 2004 (described under “Organizational History” on page 1 of this report), the Company assumed a number of obligations incurred by its predecessor business “Pivotal Self-Service Technologies.” totaling $493,400. By the end of fiscal 2005 the Company had settled or repaid approximately $301,400 of these obligations and had made arrangements on the remaining $192,000 Eliminating these matters is an important step towards freeing management to focus on sales and technology in 2006 and beyond. The recent financing closed on January 10, 2006 (described under “Subsequent Events” below) was another major advancement enabling the Company to increase in staff and execute on its plans. These plans include expanding to London, England, the US and Costa Rica in the second quarter of 2006, enhancing product support and accelerating deployment of new products and client sites.

Three markets management believes will dominate the Company’s efforts in 2006 will be:

•	the online gaming, horse racing and sports book sectors;

•	the live video streaming and interactive mobile content sectors; and

•	the payment processing sector allowing a seamless transition into a mobile wallet or mobile commerce market in subsequent years.

The Company’s product development program and establishment of new long-term relationships, globally, is expected to expand the distribution channels for its product and service offerings and generate meaningful revenue streams. This remains key to Phantom Fiber’s objective of increasing brand awareness and market share on a basis that enhances profitability and shareholder value.

Results of operations

In fiscal 2005 the operating loss, before other income and expenses, increased by $352,070 to $2,068,180 from $1,716,110 in fiscal 2004. After the net impact of other income and expenses the net loss for the fiscal year ended December 31, 2005 was $2,725,200 ($0.20 per share) compared to a net loss of $1,524,049 ($0.15 per share) for the same period in the preceding year an increase of $1,201,151. The Company is continuing the transition from a product development enterprise into commercial rollout of its software that started in fiscal 2004. At the same time the Company is continuing to conduct extensive research and development to ensure its software keeps pace with changes in technology and market needs.

Revenue

Total revenue increased by $133,445 from $91,511 for the year ended December 31, 2004 to $224,956 for the year ended December 31, 2005, an increase of 146%. Professional services revenue increased by $49,065 from $56,636 in fiscal 2004 to $105,701 in fiscal 2005. The Company implemented 15 sites for customers in 2005 compared to eight in 2004. There were three projects initiated during 2005 that will be completed in fiscal 2006.

User fees and royalties are based on number of users and are recognized monthly. User fees and royalties increased by $84,380 from $34,875 in 2004 to $119,255 in 2005. There were 23 client sites live in 2005 compared to eight in 2004. The number of potential users will increase as further client sites are implemented.

Operating expenses

Total operating expenses increased $485,515 from $1,807,621 for the year ended December 31, 2004 to $2,293,136 for the year ended December 31, 2005, an increase of 27%. Operating expenses are grouped into Research and development, Sales and marketing and General and administrative. The change in each of these groupings is described below:

Research and development

	2005	2004	Change	%
Salaries and benefits	$1,051,486	$796,458	$255,028	32
Other expenses	11,585	12,999	(1,414)	(11)
Less: Investment tax credits	(129,572)	(237,199)	107,627	(45)
Total	$933,499	$572,258	$361,241	63

The total research and development costs increased by $361,241 to $933,499 in 2005 from $572,258 in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation increased from $796,458 in 2004 to $1,051,486 in 2005 an increase of $255,028 (32%). The Company added 11 people in 2005. This increase reflects the need for resources to continue to extend the capability of the product and to support the increased in product development activities and customer deployments. Other R&D expenses include software licenses, phone usage and other miscellaneous items. These costs decreased from $12,999 in fiscal 2004 to $11,585 in fiscal 2005. The Company is eligible for tax credits offered by federal and provincial governments in Canada for spending on research and development. In fiscal 2004 to the Company filed and received $237,199 in cash refundable investment tax credits. After the reverse acquisition the operating company ceased to be a Canadian Controlled Private Company (i.e. a designation in Canadian tax law for private companies that are owned at least 50% by residents of Canada). As a result of this change of status of the Company, cash refundable investment tax credits are no longer available from the federal government and, in aggregate, declined $107,627 to $129,572 in fiscal 2005 from $237,199 in fiscal 2004.

Sales and marketing

	2005	2004	Change	%
Salaries and benefits	$154,360	$270,934	($ 116,574)	(43)
Advertising and promotion	50,827	21,417	29,410	137
Public relations	100,139	4,274	95,865	2243
Market research	—	9,789	(9,789)	—
Travel and entertainment	47,290	18,687	28,603	153
Total	$352,616	$325,101	$27,515	8

Total sales and marketing expenses increased by $27,515 to $352,616 in fiscal 2005 from $325,101 in the previous year. Sales and marketing salaries and benefits declined by 43% from $270,934 in 2004 to $154,360 in 2005. The Company had four people in the sales and marketing department in 2004 including a Vice President of Sales and two account representatives that had high base salaries. The staff reduced to one person for part of 2005 with a second person added later in 2005. Management made a decision to focus the marketing staff on assisting clients with user adoption rather than field sales staff. The Company will rebuild a sales team in the current year. The Company increased its advertising and promotion spending in 2005 by $29,410 from $21,417 in fiscal 2004 to $50,827 in fiscal 2005. These expenditures were on advertising in trade publications, some trade show spending and miscellaneous promotion. The company increased its spending on public relations from $4,274 in 2004 to $100,139 in 2005. The Company worked with two firms during the year to increase exposure of Phantom Fiber in the market. This account also included expenditures on the preparation and issuance of press releases. The Company spent $9,789 on a research study in fiscal 2004. There were no research studies or other market research activities undertaken in 2005. Travel and entertainment expenses increased from $18,687 in 2004 to $47,290 in 2005 an increase of $28,603. The Company incurred these costs to travel to prospective customer sites, attend trade shows and entertain prospective clients. These costs had been curtailed in prior years due to keep costs down and preserve cash.

General and administrative expenses

	2005	2004	Change	%
Salaries and benefits	$493,246	$186,105	307,141	165
Director’s compensation	71,801	—	71,801	—
Professional and consulting fees	193,632	281,654	(88,022)	(31)
Investor relations and filing fees	40,356	302,500	(262,144)	(87)
Occupancy costs	90,752	67,909	22,843	34
Telephone	13,004	12,514	490	4
Equipment leasing	—	905	(905)	(100)
Insurance	3,231	2,714	517	19
Office and general	26,785	43,950	(17,165)	(39)
Bad debt expense	19,807	—	19,807	100
Stock-based compensation expense	39,000	—	39,000	—
Amortization	15,407	12,011	3,396	28
Total	$1,007,021	$910,262	$96,795	10

The Company’s general and administrative expenses increased to $1,007,021 for the year ended December 31, 2005 from $910,262 for the prior year an increase of $96,795. Administrative salaries and benefits increased by $307,141, primarily due to a stock bonus paid to the CEO of $270,000 and an allocation of approximately $105,000 of the CEO’s salary that had previously been recorded in R&D offset by the reduction in the number of administrative staff. The Company paid fees of $71,801 to its directors which had not been paid in the prior year. The occupancy costs increased by $22,843 from $67,909 in 2004 to $90,752 in 2005. In 2004 the Company only occupied the current premises for eight months and had space with lower cost for the first four months. In 2005 the Company occupied the premises for the entire year. Investor relations and filing fees declined by $262,144 from $302,500 in 2004 to $40,356 in 2005. The Company had arranged a contract with an investor relations firm in 2004 that was not renewed in 2005. The Company also found less expensive services for the regulatory filings than the services used in 2004. The professional and consulting fees declined by $88,022 to $193,632 in 2005 from $281,654 in 2004. The Company incurred higher legal fees in 2004 to complete the reverse takeover transaction. The audit fees were higher due to the need to audit prior year balances to comply with the filing requirements. The Company also incurred a consulting fee to file its investment tax credit claim. No consulting firm will be used for the 2005 filing. The office and general expenses decreased in 2005 to $26,785 from $43,950 in the prior year. The Company incurred higher costs in 2004 with the move to larger premises. The Company needed to stock the office with supplies, stationery and other miscellaneous items. The bad debt expense of $19,807 in 2005 was the result of one account where collection is in doubt. The Company did not have any such accounts in 2004. Amortization expense increased by $3,396 from $12,011 in 2004 to $15,407 in 2005. The Company made purchases of capital assets in 2005 that resulted in an increase in amortization expense. There were small increases in telephone equipment and insurance due to increased business activity. The Company recorded stock based compensation expense of $39,000 in fiscal 2005. This expense reflects the change in accounting policy whereby the cost of stock options and warrants granted to non employees are expensed.

Other income and expenses

	2005	2004	Change	%
Loss on disposal of marketable securities	$(588,573)	$(109,534)	$(479,039)	437
Loss on settlement of payables and debt	(27,902)	—	(27,902)	—
Loss on settlement of loan obligation	—	(83,250)	(83,250)	—
Gain on sale of Battery Business	—	391,874	(391,874)	—
Earnout on Battery Business	82,500	35,500	47,000	132
Interest expense	(121,032)	(111,495)	(9,537)	9
Interest revenue	6,464	6,906	(442)	(6)
Gain (loss) on foreign exchange	(8,477)	62,060	(70,537)	(114)
Total	$(657,020)	$192,061	($888,081)	(462)

During the year ended December 31, 2005, the Company recorded a loss on disposal of marketable securities that were sold to fund operations of $588,573. This loss compares to the loss of $109,534 recorded in fiscal 2004. In fiscal 2005 the Company issued shares to pay for accounts payable, debt and services resulting in a loss on settlement of $27,902. In fiscal 2004 there were no accounts payable balances settled for shares. The Company did settle a number of notes payable in early 2004 with shareholders resulting in a loss on debt settlement of $83,250. The Company recorded a gain on the divestment of the Battery Division of $391,874 in fiscal 2004 and a further earnout of $35,500 for a total of $427,374. In 2005 the Company recognized the remaining earnout of $82,500 from this transaction. The Company recorded a loss on foreign exchange in the current year of $8,477 compared to a gain of $62,060 in 2004 as accounts receivable and cash balances denominated in US dollars were impacted by the strengthening of the Canadian dollar in fiscal 2005. Interest expense increased by $9,537 to $121,032 in fiscal 2005 from $111,495 in the prior year. The Company repaid a number of interest bearing obligations during 2005 with interest on these obligations of approximately $40,000 in 2005 compared to approximately $66,500 in 2004. This reduction was offset by interest and penalties on overdue payroll remittances of $58,596 paid in 2005. The Company received interest revenue of $6,464 in fiscal 2005 from the Government of Canada on its investment tax credits receivable. In 2004 the Company received interest of $6,906 on these investment tax credits.

Financial Condition

Total assets decreased $724,265 from $1,444,124 as at December 31, 2004 to $719,859 as at December 31, 2005. The decrease is due primarily to the decline in marketable securities of $922,099 from $962,599 at the end of fiscal 2005 to $40,500 at the end of the prior year. Marketable securities with a book value of $954,599 were sold while shares valued at $32,500 were received for consulting services rendered.  At December 31, 2004, the Company held 1,145,000 common shares of Wireless Age Communications, Inc., and 3,000,000 shares of Trackpower Inc. valued at $812,950 and $149,649 respectively. All of the Trackpower shares and 1,120,000 of the Wireless Age shares were sold during fiscal 2005. The proceeds from these sales of $967,890 were used to fund operations of the Company.

Investment tax credits receivable declined by $218,681 from $353,340 at the end of 2004 to $134,659 at the end of fiscal 2005. The outstanding balance at the end of 2004 was received in 2005 while the claim for the fiscal year 2005 was lower than the outstanding balance at the end of 2004. Accounts receivable increased by $26,819 from $41,244 at the end of fiscal 2004 to $68,063 at the end of fiscal 2005 due to increased revenue in 2005. The prepaid expenses and other receivables increased by $55,222 to $69,636 at the end of fiscal 2005 compared to $14,414 at end of fiscal 2004. The increase was due to a receivable of $54,575 for the balance of proceeds due from the sale of shares of marketable securities during fiscal 2005. Property plant and equipment declined by $7,976 from $53,127 at the end of fiscal 2004 to $45,151 at the end of fiscal 2005 as amortization expense exceeded the property, plant and equipment added during fiscal 2005. The Company recorded deferred development costs of $92,440 reflecting the cost of warrants provided to parties assisting with raising funds. There were no such costs in 2004.

Total liabilities increased $479,457 from $1,645,247 at December 31, 2004 to $2,124,704 as at December 31, 2005. At December 31, 2005 accounts payable and accrued liabilities increased by $62,312 to $1,139,491 at the end of fiscal 2005 from $1,077,179 at the end of the previous year. The factors impacting this change include:

•	a reduction in trade accounts payable of $225,908 compared to the prior year,
•	the accrual of a common stock bonus to the CEO of $270,000 in 2005,
•	the allocation of a note payable of $57,500 to accrued liabilities in 2005,

•	recording of deferred financing costs of $68,640 related to fees paid in connection with subscriptions for securities in December, 2005,
•	an accrual for director’s compensation of $72,000 in fiscal 2005,
•	an increase in wage and vacation pay accruals of $38,005 at the end of fiscal 2005 compared to the prior period,
•	a decrease in the professional fee accrual of $127,245 at the end of fiscal 2005 compared to fiscal 2004,
•
a decrease in respect of accruals at December 31, 2004 for a fee to a director of the predecessor company of $18,300 that was repaid in 2005 and for accrued interest on debentures of $25,722 that was converted to common stock in 2005.

•	a decrease in statutory liabilities for employee tax deductions and sales tax of $22,598 from the prior year, and
•	a reduction of $24,060 in other miscellaneous accruals at the end of fiscal 2005 compared to the prior year.

There is a balance of $51,963 in unearned revenue at the end of fiscal 2005 for funds received on professional services projects not completed at year end. There were no such uncompleted projects at December 31, 2004. Short term borrowings decreased by $295,749 from $340,920 at the end of fiscal 2004 to $45,171 at the end of fiscal 2005. The Company repaid some high interest rate financing as funds became available. The notes payable of $109,725 outstanding at the end of December 31, 2004 was reduced to nil. A note of $52,225 was applied against a receivable due from the sale of marketable securities to the party holding the note. Another note payable of $57,500 was reclassified to accounts payable and accrued liabilities pending confirmation of a negotiated settlement. The obligation under capital leases decreased by $20,844 to $30,079 at the end of fiscal 2005 from $50,923 at the end of fiscal 2004 as repayments exceeded the cost of new leases. Convertible debentures in the principal amount of $66,500 as at December 31, 2004 were converted to common stock in 2005. Lastly, the Company raised $858,000 during December, 2005 in connection with subscriptions received for its securities.

Stockholders’ deficiency increased from $201,123 at December 31, 2004 to $1,404,845 at December 31, 2005. The increase is the result of:

1. The net loss of $2,725,200 recorded in fiscal 2005;
2. Cumulative foreign exchange translation loss of $30,059; and
3. Stock based compensation amounts of $62,800

offset by:

1. A reversal of the unrealized loss on available for sale marketable securities of $519,364; and
2. Issuance of shares totaling $969,373.

The consolidated financial statements of the Company are prepared in conformity with United States generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the realizable value of intangible assets and the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

Liquidity and Capital Resources

The Company reported a negative working capital of $669,152 at December 31, 2005 compared with a negative working capital of $229,601 at December 31, 2004 representing a decrease of $439,551. The decline in current liabilities was offset by the decrease in marketable securities and investment tax credits receivable as described above. As of December 31, 2005, the Company had cash and cash equivalents of $269,410 compared with cash and cash equivalents of $19,400 at the end of the prior year.

For the year ended December 31, 2005, cash used in operating activities totaled $1,513,922, primarily as a result of operating losses. This amount compares to $984,455 used in operations in fiscal 2004. These losses were funded by an increase in financing activities of $911,299 and cash from investing activities of $852,633. The Company raised funds in a private placement stock issue of $300,000 and a debt subscription of $858,000. These funds raised were partially offset by repayments of short term borrowings of $225,859 and lease payments of $20,842 during the year. In fiscal 2004 the Company generated $824,368 from financing activities from the sale of convertible debentures ($625,630) and from increases in short term borrowings of $203,784 and capital leases of $32,954, offset by repayments on notes payable of $38,000. In fiscal 2005, the Company generated $860,065 from investing activities through the sale of marketable securities less purchases of property, plant and equipment of $7,432. In fiscal 2004 the Company generated $159,745 from investing activities, comprised of $199,989 from the sale of marketable securities and $5,540 of cash assumed in the reverse acquisition, offset by investments in property, plant and equipment of $45,785.

During the first fiscal quarter of 2006 the company completed a private placement of senior convertible notes and warrants for gross proceeds received during 2006 of $2,642,000. The material terms of this transaction are described below under “Subsequent Events.” Based on current cash resources and other current assets, management believes the Company has sufficient liquidity to fund operations for the next twelve months.

Subsequent Events

On January 5, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the sale of (i) $3,500,000 principal amount of senior convertible notes and (ii) warrants to purchase up to 7,000,000 shares of common stock. The sale of the senior convertible notes and warrants closed on January 9, 2006. Participants in a private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from the transactions to $3,500,000.

The senior convertible notes bear interest at 1% per annum payable semi-annually, mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share, subject to adjustment. Under prescribed conditions relating mainly to share price and average daily trading volumes, the Company have the right to require the holders to convert the principal amount then remaining under the senior convertible notes. Should the Company fail to deploy its wireless software platform on or prior to December 31, 2006 to a specified number of gaming related sites with a specified aggregate number of end users then the conversion price could be adjusted to 75% of the conversion price then in effect. Further, the conversion price of the senior convertible notes could be adjusted if the company should (i) issue shares of common stock below the then applicable conversion price, or (ii) pay a stock dividend, subdivides or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders’ position. Interest may be paid with shares of common stock at the option of the Company based on 90% of the dollar volume weighted average price of the common stock on each of the 30 consecutive trading days immediately preceding the applicable interest payment due date.

The warrants are exercisable until three years from the date of issuance. Half of the warrants are exercisable at a purchase price of $1.50 per share and the other half of the warrants are exercisable at a purchase price of $0.56 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement.

Further, the conversion price of the senior convertible notes could be adjusted if the company should (i) issue shares of common stock below the then applicable conversion price, or (ii) pay a stock dividend, subdivides or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders’ position.

On February 13, 2006, the Company filed a registration statement with the Securities and Exchange Commission to register the sale of the common stock issuable upon conversion of the senior convertible notes and exercise of the warrants. If the registration statement is not declared effective within 110 days from the date of closing, the Company will be required to pay liquidated damages to the investors equal to 2% of their purchase price for each 30 day period until the event is cured.

The Company paid $241,730 cash compensation to the placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also granted other placement agents in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants compensation in the form of 87,620 restricted shares of common stock.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Revenue recognition

The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition”, SOP 98-9, "Modification of SOP 97-2 with respect to Certain Transactions" and Staff Accounting Bulletin (“SAB”) 104.

Following the requirements of these accounting pronouncements, the Company recognizes license revenues when all of the following conditions are met:

•	there is a signed license agreement with the customer;
•	the software product has been delivered to the customer;
•	the amount of the fees to be paid by the customer is fixed or determinable; and
•	collection of these fees is probable.

The Company generally negotiates formal license agreements with its customers. Each of the license agreements includes provisions for receipt of an up-front license fee and royalties. Generally, service providers pay these royalty fees either in the form of a one-time payment or as an on-going monthly fee. On-going royalties are recognized monthly based on the number of subscribers at month end. One-time royalties are recognized based on the number of new subscribers at the end of each period.

The Company may also negotiate license agreements that allow for the payment of the initial license fee to be made in future installments over a period of less than a year. Revenues recognized in advance of the installments being due are recorded as unbilled revenues in the balance sheet.

Maintenance and technical support revenues are recognized rateably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables, such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable. Payments received from customers prior to the completion of services are recorded as unearned revenue.

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

The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.࿠

Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The Company has not completed an evaluation of the impact of this pronouncement.

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

Item 7. Financial Statements.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and principal financial officer of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company’s chief executive officer and principal financial officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to management, including the Company’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to the Company’s internal controls or in other factors that could affect these controls during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of the Company’s board of directors and executive officers, together with their respective ages and certain biographical information are set forth below. There are no family relationships among any of the directors or executive officers.

Name	Age	Position
Jeffrey T. Halloran	44	Chief Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Chairman
Herbert C. Sears	37	Chief Technology Officer
Gordon S. Fowler	58	Director
J. Graham Simmonds	31	Director
Konstantine (Gus) Lucas	58	Director
Stephen Gesner	50	Director

Mr. Halloran became Chief Executive Officer, President and Director on January 7, 2002. Mr. Halloran assumed the positions of Principal Financial Officer and Principal Accounting Officer effective on January 1, 2005. From March 2001 to November 2001, he was the Chief Executive Officer of Sona Innovations Inc., a wireless software company. From March 1989 to February 2001, Mr. Halloran was the Chief Executive Officer and President of Relational Solutions Inc., a computer systems consulting firm. From August 1987 to March 1989, he was a Consulting Manager for Oracle Corporation providing database consulting services. Mr. Halloran graduated from St. Clair College in 1982 with a degree in business administration.

Mr. Sears has been Chief Technology Officer since January 2002. From November 2000 to December 2001, he was Vice President-Technology of Sona Innovations Inc., engaged in software development. From May 1996 to October 2000, Mr. Sears was the Director of Technology of ANGOSS Software Corp. and was engaged in software development. From June 1992 to May 1996, he was a Senior Developer and programmer employed by CS Computing Services Inc. Mr. Sears graduated from DeVry Institute of Technology in 1989 with a degree in computer science.

Mr. Fowler became a director in March 2002. From February 2003 to March 2005, he was interim Chief Executive Officer and President of Nano-C, Inc. in Westwood, MA, engaged in nano technology. From 1999 to the present, Mr. Fowler has been the principal of SynCom Associates in Boston, MA. From 1998 to 1999, he was the Chief Executive Officer and President of NetConvergence, Inc. From 1995 to 1998, he was the Chief Executive Officer and President of MUSE Networks, Inc. an Internet e-commerce company. From 1993 to 1995, Mr. Fowler was the Director of Operations of Cray Communications, Ltd. Mr. Fowler graduated from the University of Saskatchewan in 1970 with a Bachelor of Science degree in mechanical engineering.

Mr. Simmonds became a director on July 7, 2004. From May 2004 to the present, he has been the Chief Executive Officer and President of Diversified Racing Investments Inc. From January 2004 to May 2004, he was a Vice President of Simmonds Mercantile Products Inc. From February 2003 to December 2003, he was employed by Prime Battery Products Limited engaged in business development. From April 2001 to February 2003, Mr. Simmonds was self employed as a horse breeder and horse industry consultant. From January 2001 to April 2001, he was a Vice President of IRMG, Inc. From May 1999 to January 2001, he was the General Manager of TrackPower Inc. Mr. Simmonds attended McGill University.

Konstantine (Gus) Lucas became a director on February 13, 2006. Mr. Lucas currently serves as Executive Vice President, Warner Bros. Domestic Cable Distribution. Prior to his Warner Bros. employment, from September 1998 until April 2000, Mr. Lucas was a consultant to the media industry including cable networks and MGM Studios. Prior to that, from May 1995 to August 1998, Mr. Lucas was President of Programming for the Family Channel. Before joining the Family Channel, from August 1986 to September 1993, Mr. Lucas was Executive Vice-President, Viacom Entertainment Group, and President, West Coast Operations and Viacom Productions. Prior to that, from March 1970 until July 1986, Mr. Lucas held several positions at ABC Entertainment, culminating in his position as Vice-President and assistant to the President of ABC Entertainment.

Stephen Gesner became a director on February 13, 2006. Mr. Gesner currently serves as the Chief Information Officer of Meridian Credit Union. Prior to such service, from May 2004 to March 2005, Mr. Gesner was the Vice President of Financial Services Marketing for TELUS Communications and from May 2003 to December 2003 served as the CTO for Cap Gemini Ernst and Young Canada. Before that Mr. Gesner worked for 14 years with TD Bank Financial Group, beginning in January 1989 as a consultant in the Cash Management Group and moving through various senior roles culminating in his position as Senior Vice President and Chief Technology Officer from March 2000 through November 2002. Mr. Gesner began his career with Ford Motor Company of Canada in September 1979 and held several positions in Finance, Treasury, Production Planning, and Industrial Relations through December 1988. Mr. Gesner holds an Honours BSc from York University (1977) and an M.B.A from the Schulich School of Business (1979). He is a member of the Technical Advisory Board of Kinitos Software (April 2003) as well as a member of the J.L. Albright III Venture Fund Advisory Board (August 2002). He is also on the Board of Directors for Smart Systems for Health Agency.

Board of Directors

At each annual meeting of stockholders, all of the Company’s directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the Board of Directors.

Each officer is elected by, and serves at the discretion of the Board of Directors. Each of the Company’s officers devotes his full time to our affairs.

Audit Committee

On March 24, 2006 the Board of Directors established an Audit Committee to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. The Audit Committee is presently composed of two persons, including Mr. Stephen Gesner and Mr. Gordon Fowler. Mr. Gesner serves as Chairman of the Audit Committee. As of the date this report was filed with the SEC, the Board of Directors has not yet adopted an Audit Committee Charter and the Audit Committee has not held any meetings or taken any action. The Company does have an audit committee financial expert as that term is defined in Item 401 of Regulation S-B. The Company has not yet been able to identify a suitable nominee to serve as an audit committee financial expert.

Compensation Committee

On March 24, 2006 the Board of Directors established a Compensation Committee to determine and recommend to the Board the compensation to be paid the Company’s executive officers, to review the amount of salary and bonus for each of the Company’s other officers and employees and to determine and recommend to the Board the amount of stock option grants to be issued to the Company’s officers and directors under the Company’s 2000 Stock Option Plan. The Compensation Committee is presently composed of 2 persons, including Konstantine (Gus) Lucas and J. Graham Simmonds. Konstantine (Gus) Lucas serves as Chairman of the Compensation Committee. As of the date this report was filed with the SEC, the Board of Directors has not yet adopted a Compensation Committee Charter and the Compensation Committee has not held any meetings or taken any action.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to executive officers, directors and employees, and is filed as Exhibit 14.1 to this Form 10-KSB. Upon request, the Company will provide to any person, without charge, a copy of its Code of Ethics. Any such request should be made to Attn: Secretary, Phantom Fiber Corporation, 144 Front Street, Suite 580, Toronto, Ontario, Canada M5J 2L7. A copy of the Code of Ethics is available to investors and can be found on the Corporate Website at: www.phantomfiber.com.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 31, 2005, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2005, the Company believes that during the year ended December 31, 2005, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements, except as follows: Jeffrey Halloran reported two transactions late and filed one Form 4 late.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation earned by or paid to the Chief Executive Officer and to the other named executive officers who served as executive officers as at and/or during the fiscal year ended December 31, 2005, for services as executive officers for the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards				Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen- sation ($)
Jeffrey T. Halloran,	2005	$250,000	-0-	$6,000	(1)	$270,000	(2)	250,000	(3)	-0-	-0-
Chief Executive	2004	$179,300	-0-	-0-		-0-		-0-		-0-	-0-
Officer, President,	2003	$85,600	-0-	-0-		-0-		-0-		-0-	-0-
and Principal
Financial Officer

Herb Sears,	2005	$132,195	-0-	-0-		-0-		-0-		-0-	-0-
Chief Technology	2004	$84,715	-0-	-0-		-0-		-0-		-0-	-0-
Officer	2003	$78,792	-0-	-0-		-0-		-0-		-0-	-0-

Gordon Fowler	2005	-0-	-0-	$40,000	(4)	$20,000	(5)	75,000	(6)	-0-	-0-
Former Executive	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-
Chairman	2003	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Vince Bulbrook,	2005	-0-	-0-	$15,462	(7)	-0-		-0-		-0-	-0-
Former Chief	2004	-0-	-0-	$29,050	(7)	-0-		-0-		-0-	-0-
Financial Officer	2003	-0-	-0-	-0-		-0-		-0-		-0-	-0-

John G. Simmonds,	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-
Former Chief	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-
Executive Officer	2003	$55,573	-0-	-0-		-0-		-0-		-0-	-0-

(1)	Pertains to a car allowance of $500 per month payable to Mr. Halloran.

(2)
Pertains to 500,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) issued to Mr. Halloran as a bonus earned pursuant to the terms of an employment agreement dated February 4, 2004 at an estimated value of $0.54 per share (after giving effect to a one-for-20 reverse stock split).

(3)
Reflects warrants granted to Mr. Halloran as a bonus pursuant to the terms of an employment agreement dated February 4, 2004 and included as a de-facto options grant, entitling Mr. Halloran to purchase 250,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $4.00 per share (after giving effect to a one-for-20 reverse stock split).

(4)	Pertains to cash amounts payable to Mr. Fowler for consulting services rendered during the period January 1, 2005 to April 30, 2005.

(5)
Pertains to 25,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) to be issued to Mr. Fowler for consulting services rendered during the period November 1, 2004 to December 31, 2004 at an estimated value of $0.80 per share (after giving effect to a one-for-20 reverse stock split).

(6)
Represents stock options granted to Mr. Fowler for consulting services during the fiscal year entitling Mr. Fowler to purchase: (a) 37,500 shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $0.99 per share (after giving effect to a one-for-20 reverse stock split); and (b) 37,500 shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $1.08 per share (after giving effect to a one-for-20 reverse stock split).

(7)	Pertains to cash amounts paid and/or payable to Mr. Bulbrook for consulting services rendered.

OPTIONS GRANT TABLE

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. The Company did not have during such fiscal year any plans providing for the grant of stock appreciation rights (“SARs”).

Option/SAR Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant Date Value

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)	Grant Date Present Value ($) (1)

Jeffrey T. Halloran	250,000 (2)	43.5%	$4.00	December 15, 2010	—	—	$862,500

Gordon Fowler	37,500 (3)	6.5%	$0.99	December 15, 2006	—	—	$36,038

Gordon Fowler	37,500 (3)	6.5%	$1.08	December 15, 2006	—	—	$39,300

Konstantine (Gus) Lucas	250,000 (4)	43.5%	$2.00	July 20, 2008	—	—	$463,000

(1)
The value shown was calculated utilizing the Black-Scholes option pricing model and is presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of approximately 60%; (b) risk-free rate of return of approximately 3%; (c) no dividends payable during the relevant period; and (d) an expected term to exercise in accordance with the expiration date of stock options grants. These values should not be used to predict stock value.

(2)
Represents warrants granted to Mr. Halloran and included as a de-facto options grant, entitling the holder to purchase 250,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $4.00 per share (after giving effect to a one-for-20 reverse stock split).

(3)	Represents stock options (after giving effect to a one-for-20 reverse stock split) granted to Mr. Fowler for consulting services during the fiscal year.

(4)
Represents warrants granted to Mr. Lucas and included as a de-facto options grant, entitling the holder to purchase 250,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $2.00 per share (after giving effect to a one-for-20 reverse stock split).

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth information with respect to the named executive officers concerning the year-end value of “in the money” options and the value of unexercised options as of December 31, 2005. No options were exercised by the named executive officers during the fiscal year ended December 31, 2005.

	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)(1)	Value of Unexercised In-the-Money Options at December 31, 2005 ($)(2)
	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)
Jeffrey T. Halloran	206,250/0	$64,350/$0
Herb Sears	118,250/0	$36,894/$0
Gordon Fowler	19,250/0	$6,006/$0

(1)
Share numbers give effect to a one-for-20 reverse stock split and exclude (a) warrants granted to Mr. Halloran and expiring December 15, 2010 which entitle him to purchase 250,000 restricted shares of common stock at $4.00 per share, and (b) options granted to Mr. Fowler and expiring December 15, 2006 entitling him to purchase 37,500 restricted shares of common stock at $0.99 per share and 37,500 restricted shares of common stock at $1.08 per share.

(2)
Using a stock price of $0.54 (after giving effect to a one-for-20 reverse stock split) at December 31, 2005. This number is calculated by: (a) subtracting the option exercise price from the December 30, 2005 closing market price ($0.54 per share, as reported on the OTC Bulletin Board) to calculate the “average value per option”; and (b) multiplying the average value per option by the number of exercisable and unexercisable “in the money” options. The amounts in this column may not represent amounts that will actually be realized by the named executive officer.

Compensation of Directors

On March 24, 2006, the Company’s Board of Directors approved a plan to compensate each director with cash and stock options valued at $25,000 annually. The cash component will equal $1,000 per meeting with the balance being the value of stock options valued using the Black Scholes pricing model. On March 24, 2006 the Board of Directors granted the following stock options to non-management directors as compensation, as applicable, for 2005 and 2006: (1) the Board granted Gordon S. Fowler options to purchase 154,250 shares of common stock with an exercise price of $0.58 per share; (2) the Board granted J. Graham Simmonds options to purchase 154,250 shares of common stock with an exercise price of $0.58 per share; (3) the Board granted Konstantine (Gus) Lucas options to purchase 58,250 shares of common stock with an exercise price of $0.58 per share; and (4) the Board granted Stephen Gesner options to purchase 58,250 shares of common stock with an exercise price of $0.58 per share.

Employment Agreements

Under an employment agreement dated February 4, 2004, Jeff Halloran was engaged as President and Chief Executive Officer at an annual base salary of $250,000 per annum, plus other benefits including a monthly car allowance of $500. Upon achievement of specified milestones, Mr. Halloran became entitled to receive up to 500,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) and 250,000 warrants (after giving effect to a one-for-20 reverse stock split) with a five year maturity and entitling him to purchase 250,000 restricted shares of common stock at a price of $4.00 per share (after giving effect to a one-for-20 reverse stock split). Should the company choose to terminate the employment agreement, Mr. Halloran is entitled to receive two times his base salary. All outstanding options are to immediately vest and all extended health care premiums will remain in full effect for a one-year period. Mr. Halloran is required to enter into a non-compete agreement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2006. The information in this table provides the ownership information for: each person known to be the beneficial owner of more than 5% of the Company’s Common Stock; each of the Company’s directors; each of the Company’s executive officers; and the Company’s executive officers and directors as a group.

	Number of Shares		Percentage of
Name and Address	of Common Stock		Outstanding Shares of
of Beneficial Owner	Beneficially Owned (1)		Common Stock (1)
Jeffrey T. Halloran	5,612,050	(2)	36.0%
6 Bunhill Court
Ajax, Ontario, Canada L15 4S7
Lorraine Halloran	825,000		5.6%
1465 Villa Maria South
Windsor, Ontario, Canada N9G 1W6
Herbert C. Sears	118,250	(3)	*
45 Roberson Drive
Ajax, Ontario, Canada L1T 4K1
Gordon S. Fowler	273,500	(4)	1.8%
95 Lake Road Terrace
Wayland, MA 01778
J. Graham Simmonds	154,250	(5)	1.0%
330 University Avenue
Toronto, Ontario, Canada M5G 1R7
Konstantine (Gus) Lucas	2,384,250	(6)	14.8%
17428 Oak Creek Court
Encino, CA 91316
Stephen Gesner	264,500	(7)	1.8%
395 March Crescent
Oakville, Ontario, Canada L6H 5X7
All Directors and Executive Officers as	8,806,809		50.0%
a Group (6 persons)

* Less than 1%

(1)
Applicable percentage ownership is based on 14,647,421 shares of Common Stock (after giving effect to a one-for-20 reverse stock split) outstanding as of March 31, 2006, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes: 4,155,800 shares held by the Halloran Family Trust; 500,000 restricted shares of Common Stock issued by the Company as bonus shares on March 24, 2006 at an estimated value of $0.515 per share; 500,000 restricted shares of Common Stock issued by the Company as bonus shares on December 15, 2005 at an estimated value of $0.54 per share; warrants to purchase 250,000 shares of Common Stock at $4.00 per share issued by the Company on December 15, 2005; and stock options to purchase 206,250 shares of Common Stock, comprised of 165,000 options owned by Mr. Halloran and 41,250 options owned by Bernadette Halloran, with an exercise price of $0.228 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(3)
Represents a stock option to purchase 118,250 shares of Common Stock of the Company with an exercise price of $0.228 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(4)
Represents 25,000 restricted shares to be issued by the Company at a price of $0.80 per share and 248,500 stock options to purchase: (i) 19,250 shares of Common Stock with an exercise price of $0.228 per share; (ii) 37,500 shares of Common Stock with an exercise price of $0.99 per share; (iii) 37,500 shares of Common Stock with an exercise price of $1.08 per share; and (iv) 154,250 shares of Common Stock with an exercise price of $0.58 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(5)
Represents stock options to purchase 154,250 shares of Common Stock of the Company with an exercise price of $0.58 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(6)
Represents stock options to purchase 58,250 shares of Common Stock of the Company with an exercise price of $0.58 per share and 2,326,000 shares held or to be held by Konstantine J. Lucas and/or Konstantine J. Lucas and Beth Anne Lucas Trust and/or immediate family of which 250,000 shares of Common Stock is issuable upon exercise of warrants obtained April 26, 2005 with an exercise price of $2.00 per share, 550,000 shares of Common Stock is issuable to Mr. Lucas upon conversion of outstanding senior convertible notes issued in a financing which closed on January 9, 2006, and 550,000 shares are issuable upon exercise of warrants issued in connection with such financing (275,000 with an exercise price of $1.50 per share and 275,000 with an exercise price of $0.56 per share). Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(7)
Represents 206,250 shares of Common Stock held by Mr. Gesner and stock options to purchase 58,250 shares of Common Stock of the Company with an exercise price of $0.58 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which common stock is authorized for issuance as of the fiscal year ended December 31, 2005. All common stock share amounts and exercise prices in this section have been adjusted to reflect a one-for-20 reverse split given effect by the OTC Bulletin Board on May 5, 2005.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	817,500	$1.51	1,432,500

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	817,500	$1.51	1,432,500

On January 5, 2000, our Board of Directors adopted the Company’s 2000 Stock Option Plan which terminates on January 5, 2010. At a Special Meeting of Stockholders on February 29, 2000, the Plan was approved by the stockholders. On November 30, 2005, the Board of Directors approved an amendment to the 2000 Stock Option Plan to increase the number of shares of common stock subject to the plan after effectiveness of a one-for-20 reverse stock split from 1,000,000 shares to 2,000,000 shares. On December 12, 2005, the Company’s shareholders approved the increase by unanimous written consent. The Company also will be presenting the increase to shareholders to vote on at its upcoming 2006 annual shareholders meeting. As of December 31, 2005, after giving effect to the one-for-20 reverse stock split, there were 567,500 options outstanding under the 2000 Stock Option Plan and 250,000 warrants issuable to Jeff Halloran as a bonus under an employment agreement dated February 4, 2004 and entitling him to acquire 250,000 restricted shares of common stock at a price of $4.00 per share. The 2000 Stock Option Plan is intended to help the Company and its subsidiaries attract and retain employees (including officers), directors, consultants and independent contractors and to furnish additional incentives to such persons to enhance the value of its business over the long term by encouraging them to acquire a proprietary interest in the Company. After March 24, 2006, the 2000 Stock Option Plan is administered by the Company’s Compensation Committee. The 2000 Stock Option Plan was previously administered by the Board of Directors.

Item 12. Certain Relationships and Related Transactions.

The Company’s management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

Loans From Related Parties

On November 12, 2002, Mr. Brian Usher-Jones, one of our stockholders and then one of our directors, provided a $77,131 (CAD$100,000) loan by way of a note payable. Under the terms of the loan agreement Mr. Usher-Jones would receive:

(a)	a fee of 5% of the amount borrowed;
(b)	2% of the outstanding balance paid as interest on a monthly basis;
(c)	warrants to purchase 1,000,000 shares of the Company's common stock for each 30 day period or part thereof that the borrowed funds are outstanding; and
(d)	a further 5% fee if the loan is not repaid in 90 days.

Also on November 12, 2002, Mr. Neil Greenberg, the sole shareholder of 1500450 Ontario Limited which was deemed beneficially to own approximately 20.5% of our outstanding shares of common stock at the time, provided a $77,131 (CAD$100,000) loan to us on the same terms as Mr. Usher-Jones.

On December 29, 2003, we entered into a settlement agreement with Mr. Brian Usher-Jones pursuant to which we agreed to pay $101,041 (CAD$131,000) in cash on January 2, 2004 as full and complete repayment of the loan. As part of the settlement Mr. Usher-Jones agreed to forgive all fees and warrants issuable under the terms of the loan. On January 23, 2004, we entered into a Settlement Agreement with Mr. Neil Greenberg. Under the terms of the settlement, we transferred 50,000 shares of Wireless Age Communications, Inc. common stock to Mr. Greenberg as payment of the loan. As part of the settlement, Mr. Greenberg agreed to forgive all interest and warrants issuable under the original loan agreement and we agreed to adjust the number of Wireless Age Communications, Inc. common shares as follows: In the event that the closing price is less than $3.00 per share of Wireless Age common stock on the earlier of (i) the date such stock becomes freely tradable under Rule 144, or (ii) the date such stock becomes freely tradable under an effective registration statement filed by Wireless Age, then the we would issue to Mr. Greenberg an additional number of shares of Wireless Age common stock equal to the excess of (x) US$150,000 divided by the average per share closing price of Wireless Age common stock for the 5 trading days immediately prior to such date, over (y) 50,000.

On January 23, 2004, we transferred 50,000 Wireless Age Communications, Common Shares (marketable securities) to Neil Greenberg and 1500450 Ontario Inc., a related party (by virtue of their ownership of our common stock at the time), as repayment of promissory notes totaling $162,000. We also agreed to adjust the number of shares in the event that the closing share prices is less than $3.00 on the earlier of: (1) the date which the shares become freely trading under securities legislation, or (2) the date the shares are freely tradable under a registration statement. On February 18, 2005, we negotiated a final settlement of this matter under which we agreed to issue 25,000 shares of our capital stock (after adjustment for a one-for-20 reverse stock split) at a deemed value of $30,000 and transferred 75,000 shares of common stock of Wireless Age Communications Inc. at a deemed value of $53,250. This aggregate amount of $83,250 has been accrued as a settlement of loan obligation in the statement of operations at December 31, 2004.

One of our officers, Jeff Halloran, loaned us $45,171 as at December 31, 2005 to fund our operations. This loan is included in short term borrowings. It is unsecured, non-interest bearing and has no formal repayment terms.

Phantom Fiber Acquisition

Pursuant to the terms of the share exchange agreement with Phantom Fiber Corp., our wholly owned subsidiary formed in Ontario, Canada, on July 7, 2004, the holders of an aggregate of CAD$1,200,000 (approximately US$919,750) principal amount of our convertible debentures received an aggregate of 1,500,000 shares of our common stock and warrants (after adjustment for a one-for-20 reverse stock split) exercisable until the second anniversary of the closing to purchase 750,000 shares of common stock (after adjustment for a one-for-20 reverse stock split) at an exercise price of $1.68 per share (after adjustment for a one-for-20 reverse stock split). Our former directors, Brian Usher-Jones and John G. Simmonds, each held CAD$100,000, and our former Secretary, Carrie Weiler, held CAD$25,000 principal amount of such debentures. Accordingly, upon the closing, Mr. Usher-Jones, Mr. Simmonds and Ms. Weiler received 125,000, 125,000 and 31,250 shares of common stock (after adjustment for a one-for-20 reverse stock split) and 62,500, 62,500 and 15,625 warrants (after adjustment for a one-for-20 reverse stock split), respectively. These warrants remain outstanding as at December 31, 2005.

Private Securities Transactions

On January 13, 2005, we entered into a private sales transaction with a former director and officer, Mr. John G. Simmonds, pursuant to which we agreed to deliver 800,000 shares of common stock of Wireless Age Communications Inc. for cash consideration of $600,000 and 3,000,000 shares of common stock of Trackpower Inc. for cash consideration of $150,000. The transaction, as amended, provides for payment of consideration through a combination of cash and cancellation of a note payable of $52,225 to a company controlled by Mr. Simmonds, as well as for periodic delivery of these shares upon satisfaction of various conditions and in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction.

Konstantine (Gus) Lucas, one of our directors, currently beneficially owns approximately 14.8% of our outstanding common stock as described under “Security Ownership of Certain Beneficial Owners and Management” beginning on page 15 of this Proxy Statement. On April 26, 2005 Mr. Lucas purchased 250,000 shares of Common Stock in a private placement transaction at $1.00 (post one-for-20 stock split adjusted) per share. In connection with the April 26, 2005 private placement, Mr. Lucas received a warrant to purchase 250,000 shares of Common Stock with an exercise price of $2.00 (post one-for-20 stock split adjusted) per share and a term of 30 months. On December 8, 2005 Mr. Lucas purchased 500,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock from the Company in a private placement financing transaction for an aggregate purchase price of $275,000. Mr. Lucas subsequently exchanged the securities he purchased on December 8, 2005 for $275,000 principal amount of senior convertible notes and warrants to purchase 550,000 shares of Common Stock in a private placement financing which closed on January 9, 2006.

Item 13. Exhibits.

The following exhibits are included as part of this 10-k. References to the “Company” in this Exhibit List mean Phantom Fiber Corporation, a Delaware corporation.

Exhibit Number	Description
3.1
Certificate of Incorporation of the Company (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB/A (File No. 001-15627), filed with the Securities and Exchange Commission on February 17, 2000)

3.2
Certificate of Merger of Hycomp, Inc. Into Eieihome.com Inc. filed with the Delaware Secretary of State on March 3, 2000 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-131808), filed with the Securities and Exchange Commission on February 13, 2006)

3.3
Certificate of Amendment to the Company’s Certificate of Incorporation filed with the Delaware Secretary of State on September 26, 2000 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-131808), filed with the Securities and Exchange Commission on February 13, 2006)

3.4
Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on October 2, 2001 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-131808), filed with the Securities and Exchange Commission on February 13, 2006)

3.5
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 2, 2004 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-131808), filed with the Securities and Exchange Commission on February 13, 2006)

3.6
By-laws of the Company (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB/A (File No. 001-15627), filed with the Securities and Exchange Commission on February 17, 2000)

4.1	Form of Senior Convertible Note (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)
4.2	Form of $1.50/$0.56 Warrants (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)
10.1	Amended and Restated 2000 Stock Option Plan (Incorporated by reference to Appendix A to the Company’s Preliminary Schedule 14C filed with the Securities and Exchange Commission on December 19, 2005)
10.2
2005 Stock Option, SAR and Stock Bonus Consultant Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-122730) filed with the Securities and Exchange Commission on February 11, 2005)

10.3
Subscription Agreement effective December 8, 2005 between Phantom Fiber Corporation and the subscribers thereto (Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on December 14, 2005)

10.4
Securities Purchase Agreement dated January 5, 2006 by and among Phantom Fiber Corporation and the investors listed on the Schedule of Buyers attached thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

10.5	Agreements of December 8, 2005 investors to exchange securities (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

10.6
Registration Rights Agreement dated January 5, 2006 by and among Phantom Fiber Corporation and the Buyers signatory thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

10.7	Transfer Agent Instructions dated January 4, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)
21.1
Subsidiaries of the Company (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-131808), filed with the Securities and Exchange Commission on February 13, 2006)

14.1*	Code of Ethics
21.1	List of Subsidiaries (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-131808), filed with the Securities and Exchange Commission on February 13, 2006)
31.1*	Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*
Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountants for the audit of our financial statements, for the reviews of the Company’s financial statements included in the annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $ 80,800 and $56,500 for the years ended December 31, 2005 and December 31, 2004, respectively.

Audit-Related Fees

The Company incurred fees of $ 12,000 and $ 5,700 for the years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered by its principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and not included in “Audit Fees.”

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountants for tax compliance, tax advice, and tax planning were $ nil and $ nil, for the years ended December 31, 2005 and December 31, 2004, respectively.

All Other Fees

The Company did not incur any fees for other professional services rendered by its principal accountants during the years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies and Procedures

The Company’s Audit Committee was formed on March 24, 2006, and in the future will consult with respect to audit policy, choice of auditors, and approval of any financial transactions that are not in the ordinary course of business. As of the date this report was filed with the SEC and previously the entire Board of Directors was responsible for such functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006		PHANTOM FIBER CORPORATION

	By:	/s/ Jeffrey T. Halloran
Jeffrey T. Halloran
Chief Executive Officer, President,
Principal Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey T. Halloran Jeffrey T. Halloran	Chief Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Director	April 17, 2006

/s/ Gordon S. Fowler Gordon S. Fowler	Director	April 17, 2006

/s/ J. Graham Simmonds J. Graham Simmonds	Director	April 17, 2006

/s/ Konstantine Lucas Konstantine (Gus) Lucas	Director	April 17, 2006

/s/ Stephen Gesner Stephen Gesner	Director	April 17, 2006

Mintz & Partners L.L.P.

REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Board of Directors and Stockholders of
Phantom Fiber Corporation

We have audited the accompanying consolidated balance sheets of Phantom Fiber Corporation, as at December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for each of the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phantom Fiber Corporation as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As described in the Note 1(d), the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, As at December 31, 2005 the Company had an accumulated deficit of $5,221,874. The recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the going concern assumption not being applicable.

/s/ Mintz & Partners L.L.P.
Toronto, Canada
April 14, 2006	CHARTERED ACCOUNTANTS

Phantom Fiber Corporation

Consolidated Balance Sheets
As at December 31
	2005	2004
ASSETS
Current Assets:
Cash	$269,410	$19,400
Accounts receivable	68,063	41,244
Marketable securities (note 3)	40,500	962,599
Investment tax credit receivable	134,659	353,340
Prepaid expenses and other receivable	69,636	14,414
Total current assets	582,268	1,390,997

Deferred financing costs (note 2(m))	92,440	—

Property, plant and equipment (note 4)	45,151	53,127

TOTAL ASSETS	$719,859	$1,444,124

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	$1,139,491	$1,077,179
Unearned revenue	51,963	—
Short term borrowings (note 5)	45,171	340,920
Current portion of obligation under capital leases (note 4)	14,795	26,274
Notes payable (note 6)	—	109,725
Senior subordinated convertible debentures (note 7)	—	66,500
Total current liabilities	1,251,420	1,620,598

Obligation under capital leases (note 4)	15,284	24,649
Securities subscriptions received (note 12)	858,000	—
	2,124,704	1,645,247
Stockholders’ Deficiency

Common stock, $.001 par value, 400,000,000 shares authorized,
13,890,464 shares, issued and outstanding (note 8);
(13,034,454 shares, December 31, 2004).	13,890	13,034
Additional paid-in capital	3,811,881	2,780,564
	3,825,771	2,793,598
Accumulated deficit	(5,221,874)	(2,496,674)

Accumulated other comprehensive loss	(8,742)	(498,047)

Total stockholders’ deficiency	(1,404,845)	(201,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$719,859	$1,444,124

See accompanying notes

Phantom Fiber Corporation
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31
	2005	2004
Revenue
Professional services	$105,701	$56,636
User fees and royalties	119,255	34,875
	224,956	91,511
Operating expenses:
Research and development	933,499	572,258
Sales and marketing	352,616	325,101
General and administrative	1,007,021	910,262
Total operating expenses	2,293,136	1,807,621

Operating loss before other income (expenses)	(2,068,180)	(1,716,110)

Other income (expenses)
Loss on disposal of marketable securities	(588,573)	(109,534)
Loss on settlement and write off of accounts payable	(27,902)	—
Gain on disposal of Battery Business	—	391,874
Interest expense	(121,032)	(111,495)
Interest revenue	6,464	6,906
Earnout on sale of Battery Business (Note 1(c))	82,500	35,500
Settlement of loan obligation	—	(83,250)
Gain (loss) on foreign exchange	(8,477)	62,060
Net loss	$(2,725,200)	$(1,524,049)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	519,364	(535,378)
Foreign exchange translation loss	(30,059)	(17,849)
Comprehensive loss	$(2,235,895)	$(2,077,276)

Loss per share:
Weighted average number of common shares outstanding
(note 2 (i))	13,568,016	9,868,289
Loss per share (note 2(i))	$(0.20)	$(0.15)

See accompanying notes

Phantom Fiber Corporation

Consolidated Statements of Changes in Stockholders’ Deficiency
December 31, 2005 and December 31, 2004

	Common stock Number reflecting a 1:20 share consolidation	Common stock Par Value	Additional paid in capital	Other Shareholders’ Equity	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders Equity /(Deficiency)
	(#)	($)	($)	($)	($)	($)	($)

Balance, December 31, 2003	7,350,211	7,350	—	1,077,517	(972,625)	55,180	167,422
Issuance of convertible debentures	1,020,326	1,020	624,610				625,630
Adjustment arising from reorganization due to reverse acquisition	4,663,917	4,664	2,155,954	(1,077,517)			1,083,101
Net loss for the year ended December 31, 2004					(1,524,049)		(1,524,049)
Adjustment arising from unrealized loss on marketable securities						(535,378)	(535,378)
Adjustment arising from foreign exchange translation loss						(17,849)	(17,849)

Balance, December 31, 2004	13,034,454	13,034	2,780,564	—	(2,496,674)	(498,047)	(201,123)
Shares issued for settlement on accounts payable, debt and services	537,376	537	575,666				576,203
Shares issued for conversion of senior subordinated convertible debentures	18,634	19	93,151				93,170
Net loss for the year ended December 31, 2005					(2,725,200)		(2,725,200)
Adjustment arising from reduction in unrealized loss on marketable securities						519,364	519,364
Adjustment arising from foreign exchange translation loss						(30,059)	(30,059)
Stock based compensation -expensed			39,000				39,000
Stock based compensation - deferred			23,800				23,800
Common stock issued in connection with private placement	300,000	300	299,700				300,000

Balance, December 31, 2005	13,890,464	13,890	3,811,881	—	(5,221,874)	(8,742)	(1,404,845)

See accompanying notes

Phantom Fiber Corporation
Consolidated Statements of Cash Flows
Years Ended December 31
	2005	2004
Cash Flows From Operating Activities
Loss for the year	$(2,725,200)	$(1,524,049)
Add back items not requiring (providing) cash
Depreciation and amortization	15,407	14,386
Loss on sale of securities	588,573	109,534
Foreign exchange gain	(30,059)	(17,958)
Marketable securities received for services rendered	(32,500)	—
Gain on disposition of Battery Business	—	(391,874)
Stock-based compensation	39,000	—
Expenses paid in marketable securities	53,250	324,100
Expenses paid with common stock	250,079	—
Gain on settlement and write off of debt	—	83,250
Earnout on sale of Battery Business	(82,500)	(35,500)
Changes in non cash operating assets and liabilities
Accounts receivable	(26,819)	(155,876)
Investment tax credit receivable	218,681	99,737
Prepaid expenses and other receivables	12,127	(10,728)
Accounts payable and accrued liabilities	154,076	520,523
Unearned revenue	51,963	—
	(1,513,922)	(984,455)
Cash Flows From Financing Activities
Issuance of common stock	300,000	—
Issuance of convertible debentures	—	625,630
Securities subscriptions received	858,000	—
Repayments of notes payable	—	(38,000)
Repayment of obligation under capital leases	(30,997)	12,871
Increase (decrease) in short term borrowings	(223,136)	203,784
	903,867	778,583
Cash Flows From Investing Activities
Cash acquired in reverse acquisition transaction	—	5,541
Proceeds from the sale of marketable securities	860,065	199,989
	860,065	205,530
Increase / (decrease) in cash	250,010	(342)

Cash, beginning of year	19,400	19,742

Cash, end of year	$269,410	$19,400

See accompanying notes

Phantom Fiber Corporation

Consolidated Statements of Cash Flows (continued)
Years Ended December 31
	2005	2004
Non cash transactions:
Marketable securities disposed of in settlement of
debt	$53,250	$—
Common shares issued on conversion of debenture (includes
accrued interest of $26,670)	93,170	—
Common shares issued in settlement of accounts payable	197,706	—
Common shares issued in settlement of short term borrowings	118,072	—
Common shares issued in settlement for services	260,424	—
Stock-based compensation	39,000	—
Stock-based compensation recorded as deferred finance expense	23,800
Marketable securities received for services rendered	32,500	—
Note payable applied to other receivable (includes interest
of $14,000	66,225	—
Property, plant and equipment obtained in a capital leases	7,370	45,785
Internet paid	101,557	97,167
Assets and liabilities acquired pursuant to reverse
acquisition:
Marketable securities	—	930,000
Battery business	—	315,126
Prepaid expenses	—	324,100
Accounts payable and accrued liabilities	—	(277,441)
Notes payable	—	(147,725)
Senior subordinated convertible debentures	—	(66,500)
Marketable securities received for settlement of
Note receivable	—	135,000
Earnout on sale of Battery Business (note 1(c), 3)	82,500	35,500

See accompanying notes

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 1. Description of Business and Basis of Presentation

a)	Description of Business

The business of Phantom Fiber Corporation (the “Company”) (formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

It is engaged in the business of the sale and licensing of its proprietary wireless software platform and integration services. Phantom Fiber uses its software platform to extend the rich multimedia content and user experience of its customers’ existing Internet web sites securely and instantly to the Personal Digital Assistants (“PDA’s) and cell phones of mobile users.

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

Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 8,370,537 (167,410,735 pre- consolidation of shares) shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 1,374,107 (after consolidation of shares) shares had been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction is accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets are recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $1.60 per share (being $0.08 per share restated for a 1 for 20 reverse stock split which became effective May 5, 2005) , the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 8(a)).

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 1. Description of Business and Basis of Presentation (continued)

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

The Battery Business was sold to Wireless Age Communications Inc. (“Wireless Age”) for the following consideration: (i) 700,000 restricted common shares of Wireless Age; and (ii) 200,000 additional restricted common shares (“Earnout Shares”) of Wireless Age as an earnout over a one year period. The Earnout Shares were issuable on November 30, 2004 , February 28, 2005, May 31, 2005 and August 31, 2005 if Prime Battery continues to earn royalties under existing agreements with certain customers.

d)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the deficit as at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

Note 2. Summary of Significant Accounting Policies

a)	Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results may differ from these estimates.

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
December 31, 2005 and 2004

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

The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition”, SOP 98-9, "Modification of SOP 97-2 with respect to Certain Transactions" and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. Following the requirements of these accounting pronouncements, the Company recognizes license revenues when all of the following conditions are met:

•  there is a signed license agreement with the customer;

•  the software product has been delivered to the customer;

•  the amount of the fees to be paid by the customer is fixed or determinable; and

•  collection of these fees is probable.

The Company generally negotiates formal license agreements with its customers. Each of the license agreements includes provisions for receipt of an up-front license fee and royalties. Generally, service providers pay these royalty fees either in the form of a one-time payment or as an on-going monthly fee. On-going royalties are recognized monthly based on the number of subscribers at month end. One-time royalties are recognized based on the number of new subscribers at the end of each period.

The Company may also negotiate license agreements that allow for the payment of the initial license fee to be made in future installments over a period of less than a year. Revenues recognized in advance of the installments being due are recorded as unbilled revenues in the balance sheet.

Maintenance and technical support revenues are recognized rateably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables, such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable. Payments received from customers prior to the completion of services are recorded as unearned revenue.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

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

Fair value

The carrying values of cash, trade accounts receivable, prepaid expenses and other receivables, accounts payable and accrued liabilities and short term loans approximate their fair values due to the relatively short periods to maturity of the instruments.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 2. Summary of Significant Accounting Policies (continued)

The fair value of the convertible debentures is based on current rates for debt with similar terms and maturities and is estimated not to be materially different from its carrying value.

Credit risk

Credit risk arises from the potential that a counter party will fail to perform its obligations. The Company is exposed to credit risk from its customers. However, the Company has a significant number of customers which minimizes concentration of credit risk.

Interest rate risk

Interest rates, maturities and security affecting the interest risk of the Company’s financial assets and liabilities have been disclosed in notes 5, 6 and 7.

i)	Net loss per share

For fiscal years 2005 and 2004, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding as adjusted for a 1 for 20 reverse stock split effective May 5, 2005 . Dilutive earnings per share considers the dilutive impact of the exercise of outstanding stock options and warrants as if the events had occurred at the beginning of the year, or at a time of issuance, if later. When the effect of computing diluted loss per share is anti-dilutive this information is not provided.

j)	Foreign currency

The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity/(deficiency).

k)	Investment tax credits

The Company’s subsidiary is entitled to Canadian (Ontario) tax credits which are earned as a percentage of eligible research and development expenditures incurred in each taxation year. Investment tax credits earned relating to research and development expenses and property, plant and equipment purchases are accounted for as a reduction of the respective expenses and the cost of such assets.

l)	Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 2. Summary of Significant Accounting Policies (continued)

m)	Deferred financing costs

Costs directly identifiable with the raising of debt will be recorded as deferred financing costs. These deferred costs will be amortized over the term of the debt financing to which the costs relate. Deferred financing costs consist primarily of corporate finance fees and legal fees.

n)	Recent accounting pronouncements

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

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The Company has not completed an evaluation of the impact of this pronouncement.

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 2. Summary of Significant Accounting Policies (continued)

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

o)	Stock options

The Company applies the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation "for granting of stock options and warrants to employees. These stock option awards continue to be accounted for in accordance with APB Opinion No.25. The Company applies the accounting and disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation "for granting of stock options and warrants to non-employees. As the number of shares to be issued and the per share strike price are not subject to uncertainty, stock option grants are accorded fixed accounting treatment. The Company has recorded compensation expense in connection with the granting of stock options and warrants to non-employees.

Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date for awards for the years December 31, 2004 and 2005 consistent with the provisions of SFAS No.123, the net loss as reported would have been increased to the pro forma amounts indicated below (amounts in thousands):

	2005	2004
Net loss as reported	$(2,725)	$(1,524)
Pro forma compensation expense (employees)	57	21
Pro forma net loss	$(2,782)	$(1,545)
There is no effect on loss per share.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 2. Summary of Significant Accounting Policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	2005	2004
Dividend yield	nil	nil
Expected volatility	86%	90%
Risk free interest rates	4.0%	3.5%
Expected lives (years)	5.0	3.0

p)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated amortization. Amortization is calculated using the declining-balance method as follows.

Computer equipment	30%
Office furniture	20%

Additions during the period are amortized at one-half the usual rate.

q)	Capital leases

Leases that transfer the substantial obligations and benefits of ownership are recorded as capital assets and a related obligation under capital leases.

Note 3. Marketable Securities

The Company’s available for sale marketable securities consist of the following:

			Original	Carrying	Unrealized
	Number		Cost	Value	Gain/ (Loss)
December 31, 2005:
Midland International Corporation	650,000	(d)	$32,500	$32,500	$ nil
Wireless Age Communications Inc.	25,000	(b)	24,014	$8,000	$(16,014)
			$56,514	$40,500	$(16,014)
December 31, 2004:
Trackpower Inc.	3,000,000	(c)	$136,950	$149,649	$12,699
Wireless Age Communications Inc.	1,145,000	(a)	1,361,027	812,950	(548,077)
			$1,497,977	$962,599	$(535,378)

(a)
In September, 2004 the Company received 700,000 restricted shares of Wireless Age Communications Inc. (“Wireless Age”) at a market price of $1.01 through the disposition of its Battery Business as described in Note 1(c). Pursuant to an earnout arrangement arising from the disposition of its Battery Business as described in Note 1 (c), the Company received 50,000 restricted shares of Wireless Age at a market price of $0.71. The remaining 395,000 shares of Wireless Age were acquired in conjunction with the reverse acquisition transaction described in note 1 (b).

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 3. Marketable Securities (continued)

(b)
During fiscal 2005, the Company received a further 150,000 restricted shares of Wireless Age at a market prices from $0.52 to $0.61 pursuant to the earnout arrangement previously noted and described in Note 1 (c).

 On January 13, 2005, the Company entered into a transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age for consideration of $600,000. The Company realized a loss of $350,936 on this transaction. The transaction provides for payment of consideration through a combination of cash and cancellation of a note payable of $52,225 to a company controlled by the purchaser (note 6(b)), as well as for periodic delivery of these shares upon satisfaction of various conditions and in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction.

On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who, per note 6(b), had provided a loan of $162,000 to the Company in November 2002. The transfer of these shares was in payment of the loan. The sale agreement provided for an issuance of additional shares of Wireless Age if the value of the original 50,000 shares fell below a specified level at the time they became free trading. On February 18, 2005, the Company issued 25,000 (after consolidation of shares) shares of its own capital stock and transferred an additional 75,000 shares of common stock of Wireless Age to make up for the drop in value under this sale agreement. The Company realized a loss on disposition of marketable securities of $35,900 on the transfer of the Wireless Age shares.

During fiscal 2005, the Company sold 395,000 shares of Wireless Age for cash proceeds of $164,640. The Company realized losses on disposition of marketable securities of $214,787 on these transactions.

(c)
During July, 2004 the Company received 3,000,000 restricted shares of Trackpower Inc. as partial payment for an amount due from a third party. On January 13, 2005, the Company entered into a sales transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to deliver 3,000,000 shares of common stock of Trackpower Inc. for consideration of $150,000. The Company realized a gain on disposition of marketable securities of $13,050 on this transaction.

(d)
During fiscal 2005 the Company received 650,000 restricted shares of Midland International Corporation (formerly Azonic Corporation) pursuant to an agreement to provide consulting services. Midland is an early stage company with stock that subject to restrictions and is thinly traded. In management’s opinion attempts to sell the shares will result in a decline in share price. Further the restrictions on trading create a risk that the share price will fall before the Company is able to realize on the stock. Due to these factors management has estimated realization on these shares of $0.05 per share (a discount from the price of $0.41 at the time of the contract). The stock traded at $0.10 at December 31, 2005.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 4. Property, Plant and Equipment

Property, plant and equipment comprises the following:

	2005	2004
Computer equipment - cost	$50,997	$43,513
Office furniture - cost	28,044	28,158
	79,041	71,671
Less: accumulated amortization	(33,891)	(18,544)
	$45,151	$53,127

Included in the above property, plant and equipment are computer equipment and office furniture under capital lease with a cost of $70,638 (December 31, 2004: $61,353) and accumulated amortization of $27,083 (December 31, 2004: $11,898). These leases bear interest at varying rates from 9%-21%. The specific assets covered by the capital leases have been pledged as security to the leasing company until the complete lease has been repaid.

The future minimum payments due under these capital leases are as follows:

2006	$24,764
2007	12,337
2008	1,989
$39,590
Less:
Interest portion	9,511
30,079
Less:
Current portion	14,795
$15,284

Note 5. Short Term Borrowings

	2005	2004
Advance from a shareholder, repayable on demand,
unsecured and non-interest bearing	$45,171	$27,595
Advance from a party related to the principal shareholder,
on demand, unsecured with monthly interest of 3%	—	62,250
Advances from an unrelated party, on demand,
unsecured with monthly interest of 3%.	—	100,422
Bridge loan, on demand, unsecured with monthly
interest payments of 3%	—	150,653
Total	$45,171	$340,920

Note 6. Notes Payable

	2005	2004
Non-interest bearing note payable (a)	$—	$57,500
5 year non-interest bearing note payable (b)	—	52,225
	$—	$109,725

(a)
In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company’s common stock, and a note payable of $160,000 was issued that by the end of fiscal 2004 had been paid down to $57,500. During fiscal 2005 the Company has negotiated a settlement with this party whereby this note and an accounts payable balance of $111,481 would be satisfied through a payment of $59,200. The Company is awaiting confirmation of this settlement and has transferred this balance to a general reserve account as part of accounts payable and accrued liabilities. This amount is due on demand and has therefore not been discounted.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

(b)
In 2002, the Company issued a non-interest bearing note payable to an affiliate for $120,000 payable over 5 years at $2,000 per month commencing July 1, 2002 (this note was discounted to $106,000 representing its present value using a 5% discount rate and has been paid down to $52,225). The Company issued this note as part of the acquisition of Prime Wireless that was later disposed of on March 13, 2003. During fiscal 2005 this note was cancelled pursuant to the terms of a transaction described in note 3 (b).

Note 7. Senior Subordinated Convertible Debentures

The senior subordinated convertible debentures bear interest at 8% payable in arrears annually commencing were issued March 6, 2001. The remaining debentures at December 31, 2004 totaled $66,500.

Each $5.00 of principal was convertible into one share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $10.00 per share. Management had determined that the value attached to the conversion feature and the related warrants was insignificant and, therefore has not made an adjustment to the debentures’ carrying amount for these features. No payments of interest were made by the Company on these debentures. The notes were technically in default at December 31, 2004 and therefore had been classified as current liabilities. On March 6, 2005, these debentures matured and amounts outstanding were automatically converted into 18,634 (after consolidation of shares) shares of restricted common stock of the Company. Also see note 8(b).

Note 8. Capital Structure

(a)	Authorized:
400,000,000 voting common shares, $0.001 par value
2,000 preference shares, $100 par value
Issued and outstanding common shares (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005) at December 31, 2005: 13,890,464 (2004: 13,034,454)

(b)	Warrants:

The Company has granted 1,731,538 (after consolidation of shares) warrants to purchase an aggregate of 1,731,538 (after consolidation of shares) common shares. All warrants have vested.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

(b)	Warrants (continued):

The composition and exercise prices of the warrants outstanding at December 31, 2005 are as follows:

		Weighted
	Number	average
	of warrants	exercise price	Expiry date
January 1, 2004	436,780	$7.58	—
Warrants granted	750,000	1.68	—
Warrants expired	(311,376)	(10.00)	—

December 31, 2004	875,404	$3.85	—
Warrants granted	968,634	2.58	—
Warrants expired	(112,500)	(0.62)	—

December 31, 2005	1,731,538	$2.25	—
Comprised of:
	100,000	3.00	February 25, 2006
	750,000	1.68	July 7, 2006 (a)
	5,108	10.00	August 13, 2006
	3,898	10.00	October 8, 2006
	3,898	10.00	November 20, 2006
	200,000	1.51	November 30, 2007
	18,634	10.00	March 6, 2008 (b)
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010 (c)
	1,731,538	$2.25	—

(a)  Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1(b) to purchase 750,000 common shares at $1.68.

(b) Warrants issued on March 6, 2005 per note 7 in connection with maturity and conversion of 8% Senior Subordinated Convertible Debentures, to purchase 18,634 common shares at $10.00 per share.

(c) Warrants issued on December 15, 2005 to the President and Chief Executive Officer in connection with satisfaction of terms specified in an employment agreement dated February 4, 2004.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 8. Capital Structure (continued)

(c)	Stock options:

In connection with the Reverse Acquisition described in note 1(b), the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 1,000,000 (after consolidation of shares) options.

Options granted under the amended plan are being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees”. All options have been granted at a price equal to or greater than the fair value of the Company’s common stock at the date of the grant.

A summary of the changes in the Company’s stock option plan for the year ended December 31, 2005 and year ended December 31, 2004 is as follows:

					2005			2004

					Weighted			Weighted
					average			average
			Number		exercise	Number		exercise
			of shares		price	of shares		price

Balance at beginning of year			580,000		$0.35	50,000		$2.30
Options granted			75,000	(b)	1.03	550,000	(a)	0.23
Options cancelled			(87,500)		(0.50)	(20,000)		(2.00)
Balance, end of year			567,500		0.41	580,000		0.35

Exercisable, end of year			567,500		$0.41	549,444		$0.35

					Weighted	Weighted		Weighted
	Number		Average		average	Number		average
Exercise	of options		remaining life		exercise	of options		exercise
Price	outstanding		(years)		price	exercisable		price

$0.23	467,500		1.13		$0.23	467,500		$0.23
0.99	37,500	(b)	0.96		0.99	37,500		0.99
1.08	37,500	(b)	0.96		1.08	37,500		1.08
2.00	25,000		5.66		2.00	25,000		2.00
$0.23 - $2.00	567,500		1.31		$0.41	567,500		$0.41

(a) Options issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1(b) to purchase 550,000 common shares at $0.228 per common share

(b) Options issued on December 15, 2005 to a director for consulting services rendered for the period November 1, 2004 to April 30, 2005.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 9. Related Party Transactions

An officer of the Company provided $45,171 (note 5) to fund operations of the Company (2004 - $27,595). This loan is unsecured, non-interest bearing, has no formal repayment terms and is therefore disclosed as a current liability under short term borrowings. The Company paid $28,886 to a company controlled by the spouse of the Chief Executive Officer for accounting services in the normal course of business (2004 - nil). Included in accounts payable at December 31, 2005 is an amount of $4,589 owing to this company.

On January 23, 2004, the Company transferred 50,000 Wireless Age Communications, common shares (marketable securities) to a related party (related by virtue of their ownership position in the Company), in repayment of a promissory note of $162,000. The Company also agreed to adjust the number of shares in event that the closing share price is less than $3.00 on the earlier of; i) the date which the shares become freely trading under securities legislation, or ii) the date the shares are freely tradable under a registration statement. On February 18, 2005, the Company issued 25,000 (after consolidation of shares) shares of its own capital stock and transferred an additional 75,000 shares of common stock of Wireless Age to make up for the drop in value under the initial transaction.

Note 10. Income Taxes

The company files US Federal income tax returns for its US operations. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries.

There was no provision for income taxes for the years ended December 31, 2005 and 2004.

The total provision for income taxes differs from that amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

	2005		2004
	Amount	%	Amount	%
Statutory income tax rate (recovery)	$(984,300)	(36)	$(512,600)	(36)
Non-deductible items and temporary differences	496,300	18	1,600	—
Other, including valuation Allowance adjustment	488,000	18	511,000	36
Net taxes (recovery) and effective rate	$—	0	$—	0

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

	2005		2004
	Component	Tax Effect	Component	Tax Effect
Net operating losses - domestic	$2,682,000	$912,000	$2,100,000	$714,000
Less valuation allowance	(2,682,000)	(912,000)	(2,100,000)	(714,000)
Net deferred tax asset	—	—	—	—

Net operating losses - foreign	$4,335,000	$1,566,000	$1,750,000	$630,000
Less valuation allowance	(4,335,000)	(1,566,000)	(1,750,000)	(630,000)
Net deferred tax asset	—	—	—	—

As December 31, 2005, the Company had cumulative net operating loss carry-forwards of approximately $2,682,000 and $4,335,000 in the United States and Canada respectively. These amounts will expire in various years through 2015. The related deferred tax assets have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.

Note 11. Commitments

The Company is committed to the following annual amounts in respect to its lease of office space:

2006	40,000
2007	44,000
2008	48,000
2009	12,000

Note 12. Securities Subscription Received

On December 8, 2005, the Company received subscriptions of $858,000 for the sale of 1,560,000 shares of common stock and warrants from accredited investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for a per unit purchase price of $0.55. Each warrant entitles the holder to purchase one share of common stock at $1.10 per share, exercisable for a period of three years. Each of the investors had the right to exchange their units for any equity securities or other security which may be sold by the Company during the period ending 45 days after closing of the transaction. Each of the investors exercised their right to exchange their units for securities sold by the Company in a private placement which closed on January 9, 2006 (note 13). The rights to the warrants described in this notes were also exchanged in favor of warrants attached to the January 9, 2006 financing. The funds received for this transaction have been recorded as securities subscriptions pending completion of the January 5, 2006 transaction.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Note 13. Subsequent Events

Private Placement

On January 5, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the sale of (i) $3,500,000 principal amount of senior convertible notes and (ii) warrants to purchase up to 7,000,000 shares of common stock. The sale of the senior convertible notes and warrants closed on January 9, 2006. Participants in a private placement which closed on December 8, 2005 for gross proceeds of $858,000 (note 12) exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from the transactions to $3,500,000.

The Company paid $241,730 cash compensation to the placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also granted other placement agents in connection with the sale of $858,000 (note 12) principal amount of the senior convertible notes and related warrants compensation in the form of 87,620 restricted shares of Company.

Note 14. Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.