Form 10KSB/A
period 2005-12-31
PHANTOM FIBER CORP
filed 2006-04-19
CIK 49397

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

EXPLANATORY NOTE: This Amendment to Phantom Fiber Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005 is filed to correct certain errors in the financial statements filed with such report. Specifically, the following errors are corrected: (1) in the Statements of Cash Flows for 2004, the “Repayment of obligation under capital leases” amount was revised from 12,871 to (12,831); (2) in the Statements of Cash Flows for 2005 and 2004, the amounts previously reported as interest paid under Non cash transactions was separated from Non cash transactions; and (3) corrections were made to the amounts previously reported as future minimum payments due under capital leases in Note 4. Property, Plant and Equipment.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results may differ significantly from management's expectations.

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

Stockholders’ deficiency increased from $201,123 at December 31, 2004 to $1,404,845 at December 31, 2005. The increase is the result of:

1. The net loss of $2,725,200 recorded in fiscal 2005; and
2. Cumulative foreign exchange translation loss of $30,059;

offset by:

1. A reversal of the unrealized loss on available for sale marketable securities of $519,364;
2. Issuance of shares totaling $969,373; and
3. Stock based compensation amounts of $62,800.

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

For the year ended December 31, 2005, cash used in operating activities totaled $1,513,922, primarily as a result of operating losses. This amount compares to $984,455 used in operations in fiscal 2004. These losses were funded by an increase in financing activities of $903,867 and cash from investing activities of $860,065. The Company raised funds in a private placement stock issue of $300,000 and a debt subscription of $858,000. These funds raised were partially offset by repayments of short term borrowings of $223,136 and lease payments of $30,997 during the year. In fiscal 2004 the Company generated $778,583 from financing activities from the sale of $625,630 of convertible debentures and from increases in short term borrowings of $203,784 offset by repayments on notes payable of $38,000 and obligation under capital lease of $12,831.  In fiscal 2005, the Company generated $860,065 from investing activities through the sale of marketable securities. In fiscal 2004 the Company generated $205,530 from investing activities, comprised of $199,989 from the sale of marketable securities and $5,541 of cash assumed in the reverse acquisition.

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

Konstantine (Gus) Lucas, one of our directors, currently beneficially owns approximately 14.8% of our outstanding common stock as described under “Security Ownership of Certain Beneficial Owners and Management” beginning on page 22 of this report. On April 26, 2005 Mr. Lucas purchased 250,000 shares of Common Stock in a private placement transaction at $1.00 (post one-for-20 stock split adjusted) per share. In connection with the April 26, 2005 private placement, Mr. Lucas received a warrant to purchase 250,000 shares of Common Stock with an exercise price of $2.00 (post one-for-20 stock split adjusted) per share and a term of 30 months. On December 8, 2005 Mr. Lucas purchased 500,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock from the Company in a private placement financing transaction for an aggregate purchase price of $275,000. Mr. Lucas subsequently exchanged the securities he purchased on December 8, 2005 for $275,000 principal amount of senior convertible notes and warrants to purchase 550,000 shares of Common Stock in a private placement financing which closed on January 9, 2006.

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
21.1
Subsidiaries of the Company (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-131808), filed with the Securities and Exchange Commission on February 13, 2006)

14.1
Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006)

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

Dated: April 19, 2006		PHANTOM FIBER CORPORATION

	By:	/s/ Jeffrey T. Halloran
Jeffrey T. Halloran
Chief Executive Officer, President,
Principal Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey T. Halloran Jeffrey T. Halloran	Chief Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Director	April 19, 2006

/s/ Konstantine Lucas Konstantine (Gus) Lucas	Director	April 19, 2006

/s/ Stephen Gesner Stephen Gesner	Director	April 18, 2006

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

See accompanying notes

Phantom Fiber Corporation
Consolidated Statements of Cash Flows
Years Ended December 31
	2005	2004
Cash Flows From Operating Activities
Loss for the year	$(2,725,200)	$(1,524,049)
Add back items not requiring (providing) cash
Depreciation and amortization	15,407	14,386
Loss on sale of securities	588,573	109,534
Foreign exchange gain	(30,059)	(17,958)
Marketable securities received for services rendered	(32,500)	—
Gain on disposition of Battery Business	—	(391,874)
Stock-based compensation	39,000	—
Expenses paid in marketable securities	53,250	324,100
Expenses paid with common stock	250,079	—
Gain on settlement and write off of debt	—	83,250
Earnout on sale of Battery Business	(82,500)	(35,500)
Changes in non cash operating assets and liabilities
Accounts receivable	(26,819)	(155,876)
Investment tax credit receivable	218,681	99,737
Prepaid expenses and other receivables	12,127	(10,728)
Accounts payable and accrued liabilities	154,076	520,523
Unearned revenue	51,963	—
	(1,513,922)	(984,455)
Cash Flows From Financing Activities
Issuance of common stock	300,000	—
Issuance of convertible debentures	—	625,630
Securities subscriptions received	858,000	—
Repayments of notes payable	—	(38,000)
Repayment of obligation under capital leases	(30,997)	(12,831)
Increase (decrease) in short term borrowings	(223,136)	203,784
	903,867	778,583
Cash Flows From Investing Activities
Cash acquired in reverse acquisition transaction	—	5,541
Proceeds from the sale of marketable securities	860,065	199,989
	860,065	205,530
Increase / (decrease) in cash	250,010	(342)

Cash, beginning of year	19,400	19,742

Cash, end of year	$269,410	$19,400

Interest paid	$101,557	$97,167

See accompanying notes

Phantom Fiber Corporation

Consolidated Statements of Cash Flows (continued)
Years Ended December 31
	2005	2004
Non cash transactions:
Marketable securities disposed of in settlement of
debt	$53,250	$—
Common shares issued on conversion of debenture (includes
accrued interest of $26,670)	93,170	—
Common shares issued in settlement of accounts payable	197,706	—
Common shares issued in settlement of short term borrowings	118,072	—
Common shares issued in settlement for services	260,424	—
Stock-based compensation	39,000	—
Stock-based compensation recorded as deferred finance expense	23,800
Marketable securities received for services rendered	32,500	—
Note payable applied to other receivable (includes interest
of $14,000	66,225	—
Property, plant and equipment obtained via capital leases	7,370	45,785
Assets and liabilities acquired pursuant to reverse
acquisition:
Marketable securities	—	930,000
Battery business	—	315,126
Prepaid expenses	—	324,100
Accounts payable and accrued liabilities	—	(277,441)
Notes payable	—	(147,725)
Senior subordinated convertible debentures	—	(66,500)
Marketable securities received for settlement of
Note receivable	—	135,000
Earnout on sale of Battery Business (note 1(c), 3)	82,500	35,500

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

The future minimum payments due under these capital leases are as follows:

2006	$21,415
2007	15,147
2008	3,137
$39,699

Less: Interest portion	9,620
30,079

Less: Current portion	14,795
$15,284

Note 5. Short Term Borrowings

	2005	2004
Advance from a shareholder, repayable on demand,
unsecured and non-interest bearing	$45,171	$27,595
Advance from a party related to the principal shareholder,
on demand, unsecured with monthly interest of 3%	—	62,250
Advances from an unrelated party, on demand,
unsecured with monthly interest of 3%.	—	100,422
Bridge loan, on demand, unsecured with monthly
interest payments of 3%	—	150,653
Total	$45,171	$340,920

Note 6. Notes Payable

	2005	2004
Non-interest bearing note payable (a)	$—	$57,500
5 year non-interest bearing note payable (b)	—	52,225
	$—	$109,725

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