Form 10QSB
period 2006-03-31
PHANTOM FIBER CORP
filed 2006-05-16
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31,2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________ Commission file number ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as May 7, 2006: 15,043,132 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Phantom Fiber Corporation

Phantom Fiber Corporation
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at March 31, 2006 and December 31, 2005
	March	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$1,991,522	$269,410
Accounts receivable	74,944	68,063
Marketable securities (note 3)	40,966	40,500
Investment tax credit receivable	155,938	134,659
Prepaid expenses and other receivable	101,735	69,636

Total current assets	2,365,105	582,268

Deferred financing costs (note 2(m))	457,328	92,440

Property, Plant and Equipment (note 4)	52,253	45,151

TOTAL ASSETS	$2,874,686	$719,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities	$703,722	$1,139,491
Unearned revenue	--	51,963
Short term borrowings (note 5)	102,187	45,171
Current portion of obligation under capital leases (note 4)	20,480	14,795

Total current liabilities	826,389	1,251,420

Obligation under capital leases (note 4)	17,404	15,284
Securities subscriptions received (note 8)	--	858,000
Senior convertible notes (note 8)	1,837,264	--

	2,681,057	2,124,704

Stockholders’ Equity (Deficiency)

Common stock, $.001 par value, 400,000,000 shares authorized, 15,043,132 shares, issued and outstanding (note 7); (13,890,464 shares, December 31, 2005).	15,043	13,890
Additional paid-in capital	6,903,053	3,811,881
	6,918,096	3,825,771
Accumulated deficit	(6,686,433)	(5,221,874)

Accumulated other comprehensive loss	(38,034)	(8,742)

Total stockholders’ equity (deficiency)	193,629	(1,404,845)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,874,686	$719,859

See accompanying notes.

Phantom Fiber Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended March 31

	2006	2005
	(Unaudited)	(Unaudited)

Revenue

Professional services	$80,148	$22,986
User fees and royalties	28,461	24,442

	108,609	47,428

Operating expenses:

Research and development	242,513	254,879
Sales and marketing	158,157	79,946
General and administrative	528,298	179,206

Total operating expenses	928,968	514,031

Operating loss before other income (expenses)	(820,359)	(466,603)

Other income (expenses)
Loss on disposal of marketable securities	--	(373,786)
Loss on settlement and write off of accounts payable	(4,163)	-
Amortization of deferred financing costs	(65,332)	--
Interest expense - beneficial conversion feature (note 8)	(490,000)	--
Interest expense - amortization of discount on senior
convertible notes (note 8)	(70,664)	--
Interest expense	(16,146)	(21,871)
Interest revenue	1,427	5,729
Settlement of loan obligation	--	(12,578)
Gain (loss) on foreign exchange	678	351

Net loss	$(1,464,559)	$(868,758)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	466	338,637
Foreign exchange translation loss	(29,758)	(13,040)

Comprehensive loss	(1,493,851)	(543,161)

Loss per share:
Weighted average number of common shares outstanding (note 2 (i))	14,361,255	13,197,257
Loss per share (note 2(i))	$(0.105)	$ $ (0.003)

See accompanying notes

Phantom Fiber Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
March 31, 2006 and December 31, 2005 (Unaudited)

	Common stock Number reflecting a 1:20 share consolidation	Common stock Par Value	Additional paid in capital	Other Shareholders’ Equity	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders Equity /(Deficiency)
	(#)	($)	($)	($)	($)	($)	($)
Balance, December 31, 2004	13,034,454	13,034	2,780,564	--	(2,496,674)	(498,047)	(201,123)
Shares issued for settlement on accounts payable, debt and services	537,376	537	575,666				576,203
Shares issued for conversion of senior subordinated convertible debentures	18,634	19	93,151				93,170
Net loss for the year ended December 31, 2005					(2,725,200)		(2,725,200)
Adjustment arising from reduction in unrealized loss on marketable securities						519,364	519,364
Adjustment arising from foreign exchange translation loss						(30,059)	(30,059)
Stock based compensation -expensed			39,000				39,000
Stock based compensation - deferred			23,800				23,800
Common stock issued in connection with private placement	300,000	300	299,700				300,000
Balance, December 31, 2005	13,890,464	13,890	3,811,881	--	(5,221,874)	(8,742)	(1,404,845)
Shares issued for settlement on accounts payable, debt and services	632,043	632	383,999				384,631
Shares issued on exercise of stock options	20,625	21	6,373				6,394
Shares issued as a bonus	500,000	500	254,500				255,000
Net loss for the quarter ended March 31, 2006					(1,464,559)		(1,464,559)
Adjustment arising from increase in unrealized gain on marketable securities						466	466
Adjustment arising from foreign exchange translation loss						(29,758)	(29,758)
Stock-based compensation - services			93,400				93,400
Stock-based compensation - deferred			129,500				129,500
Value of beneficial conversion feature			490,000				490,000
Fair value of warrants associated with the senior convertible notes			1,733,400				1,733,400
Balance March 31, 2006	15,043,132	15,043	6,903,053		(6,686,433)	(38,034)	193,629

See accompanying notes

Phantom Fiber Corporation

Consolidated Statements of Cash Flows
Three month periods ended March 31

	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Loss for the year	$1,464,559)	$868,758)
Add back items not requiring (providing) cash
Depreciation and amortization	68,736	3,317
Loss on sale of securities	--	373,786
Foreign exchange loss	(29,758)	(13,040)
Stock-based compensation expense	80,300	--
Bonus paid in stock	255,000	--
Expenses paid with common stock	21,416	68,456
Loss on settlement and write off of debt	4,163	12,578
Interest expense - beneficial conversion feature	490,000	--
Interest expense - amortization of discount on senior convertible notes	70,664	--
Changes in non cash operating assets and liabilities
Accounts receivable	(6,882)	(6,460)
Investment tax credit receivable	(21,279)	234,500
Prepaid expenses and other receivables	6,000	(20,561)
Accounts payable and accrued liabilities	(101,715)	104,803
Unearned revenue	(51,963)	--

	(679,877)	(111,379)
Cash Flows From Financing Activities
Issuance of common stocks	6,394	--
Costs incurred to secure financing	(300,720)	--
Issuance of senior convertible notes	2,642,000	--
Repayment of capital lease obligation	(2,701)	(5,197)
Increase in short term borrowings	57,016	(162,703)

	2,401,989	(167,900)
Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	--	324,200

Increase in cash	1,722,112	44,921

Cash, beginning of year	269,410	19,400

Cash, end of year	$1,991,522	$4,321

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Three month periods ended March 31

	2006 (Unaudited)	2005 (Unaudited)
Interest paid	--	$9,152

Non cash transactions:
Marketable securities disposed of in settlement of debt	$--	$53,250
Proceeds from sale of marketable securities	--	425,800
Common shares issued on conversion of debenture	--	66,500
Common shares issued in settlement of accounts payable	338,216	247,463
Common shares issued in settlement of short term borrowings	--	58,130
Common shares issued in settlement for services	46,414	68,456
Common shares issued for bonus	255,000	--
Stock-based compensation	93,400	--
Stock-based compensation recorded as deferred finance expense	129,500
Property, plant and equipment through capital leases	10,351	3,537

See accompanying notes

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

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

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 7(a)).

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

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

c)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $6,686,433 as at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

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
Three months ended March 31, 2006

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
Three months ended March 31, 2006

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

Fair value

The carrying values of cash, trade accounts receivable, other receivables, accounts payable and accrued liabilities and short term loans approximate their fair values due to the relatively short periods to maturity of the instruments.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

Note 2. Summary of Significant Accounting Policies (continued)

The fair value of the senior convertible notes is based on current rates for debt with similar terms and maturities and is estimated not to be materially different from its carrying value.

Credit risk

Credit risk arises from the potential that a counter party will fail to perform its obligations. The Company is exposed to credit risk from its customers. However, the Company has a significant number of customers which minimizes concentration of credit risk.

Interest rate risk

Interest rates, maturities and security affecting the interest risk of the Company’s financial assets and liabilities have been disclosed in notes 5, 6, and 8.

i)	Net loss per share

For three month periods ended March 31, 2006 and 2005, net loss per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding as adjusted for a 1 for 20 reverse stock split effective May 5, 2005. Dilutive earnings per share considers the dilutive impact of the exercise of outstanding stock options and warrants as if the events had occurred at the beginning of the period, or at a time of issuance, if later. When the effect of computing diluted loss per share is anti-dilutive this information is not provided.

j)	Foreign currency

The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at period-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity/(deficiency).

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
Three months ended March 31, 2006

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

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):

•  The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposesbasis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.

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

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

Note 2. Summary of Significant Accounting Policies (continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report the changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

o)	Stock options

The Company applies the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation"for granting of stock options and warrants to employees. On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. The Company applies the accounting and disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation" for granting of stock options and warrants to non-employees. As the number of shares to be issued and the per share strike price are not subject to uncertainty, stock option grants are accorded fixed accounting treatment. The Company has recorded compensation expense in connection with the granting of stock options and warrants to non-employees.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

Note 2. Summary of Significant Accounting Policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	2006	2005
Dividend yield	nil	nil
Expected volatility	81%	90%
Risk free interest rates	3.99%	3.5%
Expected lives (years)	3.0	3.0

p)	Property, plant and equipment

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

Note 3. Marketable Securities

The Company’s available for sale marketable securities consist of the following:

				Original	Carrying	Unrealized
	Number			Cost	Value	Gain/ (Loss)
March 31, 2006:
Midland International Corporation	650,000	(c	)	$32,500	$32,500	$	nil
Wireless Age Communications Inc.	25,000	(b	)	$24,014	$8,466		$(15,481)
				$56,514	$40,966		$(15,481)
December 31, 2005:
Midland International Corporation	650,000	(c	)	$32,500	$32,500	$	nil
Wireless Age Communications Inc.	25,000	(b	)	$24,014	$8,000		$(16,014)
				$$56,514	$40,500		$(16,014)

(a) In September, 2004 the Company received 700,000 restricted shares of Wireless Age Communications Inc. (“Wireless Age”) at a market price of $1.01 through the disposition of its Battery Business. Pursuant to an earnout arrangement arising from the disposition of its Battery Business, the Company received 50,000 restricted shares of Wireless Age at a market price of $0.71. The remaining 395,000 shares of Wireless Age were acquired in conjunction with the reverse acquisition transaction described in note 1 (b).

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

Note 3. Marketable Securities (continued)

(b)	During fiscal 2005, the Company received a further 150,000 restricted shares of Wireless Age at a market prices from $0.52 to $0.61 pursuant to the earnout arrangement previously noted.

 On January 13, 2005, the Company entered into a transaction with a former officer, director and shareholder of Pivotal Self-Service Technologies Inc. under which the Company agreed to sell 800,000 shares of common stock of Wireless Age for consideration of $600,000. The Company realized a loss of $350,936 on this transaction. The transaction provides for payment of consideration through a combination of cash and cancellation of a note payable of $52,225 to a company controlled by the purchaser, as well as for periodic delivery of these shares upon satisfaction of various conditions and in quantities proportionate to cash payments received as a percentage of the total proceeds of the transaction.

On January 23, 2004, the Company transferred 50,000 of the Wireless Age shares to an affiliate of the Company who had provided a loan of $162,000 to the Company in November 2002. The transfer of these shares was in payment of the loan. The sale agreement provided for an issuance of additional shares of Wireless Age if the value of the original 50,000 shares fell below a specified level at the time they became free trading. On February 18, 2005, the Company issued 25,000 (after consolidation of shares) shares of its own capital stock and transferred an additional 75,000 shares of common stock of Wireless Age to make up for the drop in value under this sale agreement. The Company realized a loss on disposition of marketable securities of $35,900 on the transfer of the Wireless Age shares.

During fiscal 2005, the Company sold 395,000 shares of Wireless Age for cash proceeds of $164,640. The Company realized losses on disposition of marketable securities of $214,787 on these transactions.

(c)
During fiscal 2005 the Company received 650,000 restricted shares of Midland International Corporation (formerly Azonic Corporation) pursuant to an agreement to provide consulting services. Midland is an early stage company with stock that subject to restrictions and is thinly traded. In management’s opinion attempts to sell the shares will result in a decline in share price. Further the restrictions on trading create a risk that the share price will fall before the Company is able to realize on the stock. Due to these factors management has estimated the carrying cost on these shares of $0.05 per share The stock traded at $0.09 at March 31, 2006.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

Note 4. Property, Plant and Equipment

Property, plant and equipment comprises the following:

	March 31	December 31
	2006	2005

Computer equipment - cost	$61,348	$50,997
Office furniture - cost	28,044	28,044
	89,392	79,041
Less: accumulated amortization	(37,139)	(33,891)
	$52,253	$45,151

Included in the above property, plant and equipment are computer equipment and office furniture under capital lease with a cost of $84,563 (December 31, 2005: $70,638) and accumulated amortization of $30,465 (December 31, 2005: $27,083). These leases bear interest at varying rates from 9%-21%. The specific assets covered by the capital leases have been pledged as security to the leasing company until the complete lease has been repaid.

The future minimum payments due under these capital leases are as follows:

2006	$27,812
2007	18,942
2008	8,735
2009	890

56,379
Interest portion	18,495

37,884
Current portion	20,480

Long term portion	$17,404

Note 5. Short Term Borrowings

	March 31	December 31
	2006	2005

Advance from a shareholder, repayable on demand, unsecured and non-interest bearing	$16,507	$45,171
Advance from a party related to the principal shareholder, on demand, unsecured with interest of 21.5%	85,680	--

Total	$102,187	$45,171

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
Three months ended March 31, 2006

Note 6. Notes Payable

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
Three months ended March 31, 2006

Note 7. Capital Structure

(a)	Authorized:
400,000,000 voting common shares, $0.001 par value
2,000 preference shares, $100 par value
Issued and outstanding (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005) at March 31, 2006: 15,043,132 (December 31, 2005: 13,890,464)

(b)	Warrants:

The Company has granted 9,614,998 (after consolidation of shares) warrants to purchase an aggregate of 1,731,538 (after consolidation of shares) common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at March 31, 2006 are as follows:

	Number	Weighted average
	of warrants	exercise price

January 1, 2004	436,780	$7.58	-
Warrants granted	750,000	1.68	-
Warrants expired	(311,376)	(10.00)	-

December 31, 2004	875,404	$3.85	-
Warrants granted	968,634	2.58	-
Warrants expired	(112,500)	(0.62)	-

December 31, 2005	1,731,538	$2.25	-
Warrants granted	7,983,460	1.04	-
Warrants expired	(100,000)	(3.00)	-

March 31, 2006	9,614,998	$1.24	--
			Expiry Date
Comprised of:
	750,000	1.68	July 7, 2006 (a)
	5,108	10.00	August 13,2006
	3,898	10.00	October 8,2006
	3,898	10.00	November 20,2006
	200,000	1.51	November 30,2007
	18,634	10.00	March 6, 2008
	100,000	1.10	May 25,2008
	300,000	2.00	July 20,2008
	250,000	4.00	December 15, 2010 (b)
	3,891,730	0.56	January 9,2009
	3,891,730	1.50	January 9,2009
	100,000	1.00	February 1,2007
	100,000	2.00	February 1,2007

	9,614,998	$1.24	-

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
March 31, 2006 and 2005

Note 7. Capital Structure (continued)

(a)	Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1(b) to purchase 750,000 common shares at $1.68.

(b)	Warrants issued on December 15, 2005 to the President and Chief Executive Officer in connection with satisfaction of terms specified in an employment agreement dated February 4, 2004.

(c)	Stock options:

In connection with the Reverse Acquisition described in note 1(b), the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 1,000,000 (after consolidation of shares) options.

Previously options granted under the amended plan were being accounted for under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees”. All options have been granted at a price equal to or greater than the fair value of the Company’s common stock at the date of the grant. Effective January 1, 2006, options granted under the amended plan are being accounted for under SFAS No. 123(R)”Share-based Payment”, using the modified prospective method.

A summary of the changes in the Company’s stock option plan for the three month period ended March 31, 2006 and year ended December 31, 2005 is as follows:

		March 31 2006			December 31 2005
	Number of shares	Weighted average exercise price	Number of shares		Weighted average exercise price
Balance at beginning of period	567,500	$0.41	580,000		$0.35
Options granted	--	--	75,000(a	)	1.03
Options cancelled	--	--	(87,500)		(0.50)
Options exercised	(20,625)	(0.31)	--		--

Balance, end of period	546,875	0.42	567,500		0.41

Exercisable, end of period	546,875	$0.42	567,500		$0.41

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
March 31, 2006 and 2005

Note 7. Capital Structure (continued)

Exercise Price	Number of options outstanding		Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	446,875		0.89	$0.23	446,875	$0.23
0.99	37,500(a	)	0.71	0.99	37,500	0.99
1.08	37,500(a	)	0.71	1.08	37,500	1.08
2.00	25,000		5.41	2.00	25,000	2.00
$0.23 - $2.00	546,875		0.97	$0.42	546,875	$0.42
(a) Options issued on December 15,2005 to a director for consulting services rendered for the period November 1, 2004 to April 30, 2005.

Note 8. Senior Convertible Notes

	March 31 2006	December 31 2005
Senior convertible notes	$2,418,600	$--
Discount on senior convertible notes	581,336	--

	1,837,264	--

The senior convertible notes are due January 9, 2008 and are convertible into common shares at $0.50. The notes bear interest at 1% and have warrants to purchase common stock of the Company. The warrants entitle the holders to purchase up to 3,500,000 common shares at $1.50 per share and up to 3,500,000 common shares at $0.56 per share. The warrants are exercisable until January 9, 2009.

Since the interest rate carried by the senior convertible notes is below markets rates the notes have been recorded at a fair value of $2,418,600. The notes have been discounted by a further $652,000 which is the excess value provided to the holders of the notes over the proceeds received by the Company. This discount is being amortized over the term of the notes.

The fair value of the warrants of $1,733,400 has been recorded as additional paid in capital.

Proceeds of the senior convertible notes	$3,500,000
Value to holders in excess of proceeds	652,000
Less fair value of warrants associated with the senior convertible notes	(1,733,400)
Fair value of senior convertible notes	$2,418,600

On December 8, 2005, the Company received subscriptions of $858,000 for the sale of 1,560,000 shares of common stock and warrants from accredited investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for a per unit purchase price of $0.55. Each warrant entitles the holder to purchase one share of common stock at $1.10 per share, exercisable for a period of three years. Each of the investors had the right to exchange their units for any equity securities or other security which may be sold by the Company during the period ending 45 days after closing of the transaction. Each of the investors exercised their right to exchange their units for securities sold by the Company in a private placement which closed on January 9, 2006. The rights to the warrants described in this notes were also exchanged in favor of warrants attached to the January 9, 2006 financing. At December 31, 2005 these funds were recorded as securities subscriptions pending completion of the January 5, 2006 transaction.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements
March 31, 2006 and 2005

Note 8. Senior Convertible Notes (continued)

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

The Company paid $241,778 cash compensation to the placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also granted other placement agents in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants compensation in the form of 87,620 restricted shares of Company. The costs have been recorded as deferred financing costs.

Note 9. Related Party Transactions

An officer of the Company provided $16,507 (note 5) to fund operations of the Company (December 31, 2005 - $45,171). This loan is unsecured, non-interest bearing, has no formal repayment terms and is therefore disclosed as a current liability under short term borrowings. A person related to the Chief Executive Officer provided a short term loan to the Company of $85,680 (note 5). The Company paid $12,987 to a company controlled by the spouse of the Chief Executive Officer for accounting services in the normal course of business (December 31, 2005 - $28,886). Included in accounts payable at December 31, 2005 is an amount of $5,484 owing to this company. The CEO was awarded a bonus of 500,000 shares for his efforts in arranging the senior convertible notes financing.

Note 10. Commitments

The Company is committed to the following annual amounts in respect to its lease of office space:

2006	31,000
2007	44,000
2008	48,000
2009	12,000

Note 11. Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Current Business and Outlook

Phantom Fiber provides wireless technology products and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution for multiple mobile platforms. The Company’s customers include cellular network carriers such as Wind (Italy), Vodophone and Telus Mobility (Canada), and several online gaming, horse racing, fixed odd game providers and sports book service providers companies including Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, Kiron Interactive, Bet Options, Tribeca Tables, Wager Works, Orbis , IQ-Ludorum, CaribSports, and Parlay Entertainment. In this most recent quarter we also signed GTS to expand our product offering into the Fixed Odds and soft gaming market. Similar to other agreements, this agreement is for 5 years and includes an ongoing revenue sharing model. The Company also has clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), logistics and distribution software providers, and the security and remote-monitoring industries.

Phantom Fiber’s gaming and sports book customers typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber’s technology to offer games, content or other services to their subscribers and are charged a monthly user fee or percentage of the revenues or income generated from those games.

In early 2006 we successfully completed a $3.5M convertible debt financing. These funds will go directly towards increasing our geographic reach and increasing the depth of our technical and sales teams. In the quarter we also successfully completed the registration of the underlying shares of common stock from this financing.

Our goal for this year is to begin deploying the backlog of sites we have amassed through our existing contracts and to work much closer with the site operators in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners or clients software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which makes up the companies backlog. As we described in previous filings, we have now incorporated a number of functions that are directed towards the gaming industry. These functions includes affiliate tracking; multi-lingual and multi-currency support; enhanced bandwidth optimization; integrated refer-a-friend; online registration; a simplified single click install wizard; enhanced client tracking and interactive technical support. Our management believes this additional functionality further separates us from the competition. It is our goal for 2006 to exploit these key technical differentiators and secure a larger market share in the gaming sector. The Company has determined that by working closer with its client operators it can significantly influence adoption by end users. The Company’s marketing team has been enhanced to support the existing and growing client base to serve these needs.

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

The recent financing closed on January 9, 2006 was another major advancement enabling the Company to increase its staff and execute on its plans. These plans include expanding to London, England, the US and Costa Rica in the second quarter of 2006, enhancing product support and accelerating deployment of new products and client sites.

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

Results of operations

In the first quarter of fiscal 2006 the operating loss, before other income and expenses, increased by $353,756 to $820,359 from $466,603 in the first quarter of 2005. After the net impact of other income and expenses the net loss for the quarter ended March 31, 2006 was $1,464,559 ($0.105 per share) compared to a net loss of $868,758 ($0.003 per share) for the same period in the preceding year, an increase of $595,801.

Revenue

Total revenue increased by $61,181 from $47,428 for the quarter ended March 31, 2005 to $108,609 for the quarter ended March 31, 2006, an increase of 129%. Professional services revenue increased by $57,162 from $22,986 in the first quarter of 2005 to $80,148 in the first quarter of fiscal 2006. This increase in revenue is due to the increase in usage of the product and the increase in the number of sites deployed into production.

User fees and royalties are based on number of users and are recognized monthly. User fees and royalties increased by $4,019 from $24,442 in the first quarter of 2005 to $28,461 in the first quarter of 2006. This increase in royalties is directly attributable to the increase in the number of operators or sites distributing our products along with the number of clients using the product.

Operating expenses

Total operating expenses increased $414,937 from $514,031 for the quarter ended March 31, 2005 to $928,968 for the quarter ended March 31, 2006, an increase of 81%. Operating expenses are grouped into Research and development (“R&D”), Sales and marketing and General and administrative. The change in each of these groupings is described below:

Research and development

	2006	2005	Change	%
Salaries and benefits	$260,973	$ 250,349	$ 10,624	4
Other expenses	3,190	4,530	(1,340)	(30)
Less: Investment tax credits	(21,650)	--	21,650	(45)
Total	$242,513	$ 254,879	$ (12,366)	(5)

The total R&D costs decreased by $12,366 to $242,513 in the first quarter of 2006 from $254,879 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation increased from $250,349 in 2005 to $260,973 in 2006 an increase of $10,624 (4%). The Company had 27 people in the first quarter of 2006 compared to 18 for the same period last year. This increase reflects the need for resources to continue to extend the capability of the product and to support the increased in product development activities and customer deployments. These increases were offset by the reallocation of 70% of the CEO’s salary from R&D to Administrative reflecting a change in the role from overseeing development to broader management activities. The Company is eligible for tax credits offered by federal and provincial governments in Canada for spending on R&D. In the first quarter of 2006 the Company accrued investment tax credits of $21,650. There were no accruals made in the first quarter of the prior year.

Sales and marketing

	2006	2005	Change	%
Salaries and benefits	$43,375	$ 37,649	5,726	15
Advertising and promotion	3,118	7,212	(4,094)	(57)
Public relations	95,528	32,534	62,994	194
Travel and entertainment	16,136	2,551	13,583	532
Total	$158,157	$ 79,946	$ 78,209	98

Total sales and marketing expenses increased by $78,211 to $158,157 in the first quarter of fiscal 2006 from $79,946 in the previous year. Sales and marketing salaries and benefits increased by 15% from $37,649 in 2005 to $43,375 in 2006. The Company had two people in the sales and marketing department throughout the first quarter in 2006. In the same period last year two people left the Company leaving only one person for much of the quarter. Advertising and promotion spending declined in the first quarter of 2006 by $4,094 from $7,212 in the first quarter of fiscal 2005 to $3,118 this year. The Company is currently developing its marketing strategy that will determine how much advertising and promotion spending will take place in subsequent periods. The spending on public relations increased by $62,994 in the first quarter of 2006 from $32,534 last year to $95,528 in the current year. The Company signed an agreement with a high profile firm to assist in public relations and investor relations. This company received stock compensation with a fair value of $80,300 as a signing bonus. Travel and entertainment expenses increased from $2,551 in the first quarter of 2005 to $16,136 in the first quarter of the current year. The Company incurred these costs to travel to prospective customer sites, attend trade shows and entertain prospective clients. These costs had been curtailed in prior years due to keep costs down and preserve cash.

General and administrative expenses

	2006	2005	Change	%
Salaries and benefits	$327,968	$ 26,416	301,552	11415
Director’s compensation	25,006	--	25,006	--
Professional and consulting fees	91,478	103,789	(12,311)	(12)
Investor relations and filing fees	13,018	16,265	(3,247)	(20)
Occupancy costs	24,245	21,842	2,403	11
Telephone	2,926	3,041	(115)	(4)
Equipment leasing	481	--	481	--
Insurance	37,902	--	37,902	--
Office and general	1,870	4,536	(2,666)	(59)
Amortization	3,404	3,317	87	3
Total	$528,928	$ 179,206	$ 349,722	195

The Company’s general and administrative expenses increased to $528,928 for the quarter ended March 31, 2006 from $179,206 for the same period last year an increase of $349,722. Administrative salaries and benefits increased by $301,552, due to a stock bonus paid to the CEO of $255,000 and an allocation of approximately $50,000 of the CEO’s salary that had been recorded in R&D in prior periods. The Company accrued fees of $25,006 for its directors in the first quarter of 2006 which had not been accrued in the prior year. The occupancy costs increased by $2,403 from $21,842 in 2005 to $24,245 in 2006 due to increases in monthly rent. The professional and consulting fees declined by $12,311 to $91,478 in the first quarter of 2006 from $103,789 for the same period last year. Reductions in legal consulting fees were partially offset by an increase in audit fees. The Company is focusing on further reducing professional fees in future periods. The insurance expense increased by $37,902 in the first quarter of 2006 for directors and officer coverage the company acquired. The Company had not previously had this form of coverage.

Other income and expenses

	2006	2005	Change	%
Loss on disposal of marketable securities	--	$(373,786)	$373,786	100
Loss on settlement of payables and debt	(4,163)	(12,578)	(8,415)	67
Amortization of deferred financing costs	(65,332)	--	(65,332)	--
Interest expense	(16,146)	(21,871)	5,725	26
Interest expense - beneficial conversion feature	(490,000)	--	(490,000)	--
Interest expense - amortization of discount on senior convertible notes	(70,664)	--	(70,664)	--
Interest revenue	1,427	5,729	4,302	(75)
Gain (loss) on foreign exchange	678	351	327	93
Total	$(644,200)	$ (402,155)	($250,271)	(62)

During the first quarter of fiscal 2005, the Company recorded a loss on disposal of marketable securities that were sold to fund operations of $373,786. The Company did not sell any marketable securities in the first quarter of the current year. In the first quarter of 2006 the Company issued shares to pay for accounts payable that had a market value in excess of the outstanding balances. The excess value has been recorded as a loss on settlement. This loss was offset by a gain recognized on the settlement of an account for cash payment. The Company recorded deferred financing costs in connection with the senior convertible notes. These are being amortized over the term of the notes. Expense in the first quarter of 2006 was $65,332. The Company settled a short term loan in the first quarter of 2005 resulting in a loss on debt settlement of $12,578. The Company repaid a number of interest bearing obligations during fiscal 2005 as a result the interest expense in the first quarter of fiscal 2006 is lower than in the same period last year. The Company recorded an interest expense of $490,000 equal to the intrinsic value of the conversion feature of the senior convertible notes. The Company also recorded interest expense of $70,664 equal to the amortization of the discount on the senior convertible notes in the first quarter of 2006. The Company received interest revenue of $5,729 in the first quarter of fiscal 2005 from the Government of Canada on its investment tax credits receivable. In the first quarter of 2006 the Company received interest of $1,427 on surplus cash balances invested in interest bearing deposits.

Financial Condition

Total assets increased $2,154,827 from $719,859 as at December 31, 2005 to $2,874,686 as at March 31, 2006:

•	Cash increased by 1,722,112 due to funds raised in the issuance of senior convertible notes.
•	Marketable securities increased by $446 through unrealized gains from an increase in the market price of marketable securities held for sale.
•	Investment tax credits increased by $21,279 from additional investment tax credits accrued in the quarter.
•	Prepaid expenses increased by $32,099 from shares issued to a service provider for a one year service contract.
•
Deferred financing costs increased by $364,888 comprised of legal fees of $58,942, corporate finance fees of $241,778 and warrants issued in connection with financing with a fair value of $129,500 less amortization of $65,332.

•	Property, plant and equipment increased by $7,102 from additional computer equipment leased in the quarter.

Total liabilities increased $556,353 from $2,124,704 at December 31, 2005 to $2,681,057 as at March 31, 2006.  At March 31, 2006 accounts payable and accrued liabilities decreased by $435,769 to $703,722 at March 31, 2006 from $1,139,491 at the end of the fiscal 2005. The factors impacting this change include:

•	a reduction in trade accounts payable of $13,746 from December 31, 2005 to March 31, 2006,
•	the payment of a common stock bonus accrued to the CEO of $255,000 in 2005,
•	an accrual for director’s compensation of $24,740 in the first quarter of 2006,
•	accrued interest of $12,379 in the first quarter of 2006,
•	a decrease in the professional fee accrual of $76,804 at the end of March 31, 2006 as fees accrued at year end are paid down,
•	a writedown of accounts payable of $27,790 from a negotiated settlement in the first quarter of 2006,
•	a decrease in statutory liabilities for employee tax deductions and sales tax of $96,591 from December 31, 2005, and
•	an increase of $12,043 in other miscellaneous accruals at March 31, 2006 compared to the prior year.

There was a balance of $51,963 in unearned revenue at the end of fiscal 2005 for funds received on professional services projects not completed at year end. This balance was taken into income in the first quarter of 2006. Short term borrowings increased by $57,016 from $45,171 at the end of fiscal 2005 to $102,187 at the end of the first quarter of fiscal 2006. The obligation under capital leases increased by $7,805 from $30,079 at the end of fiscal 2005 to $37,884 at the end of March 2006 as the Company leased additional computer equipment. The Company issued senior convertible notes totaling $3,500,000 in the first quarter of 2006. Securities subscriptions of $858,000 received during December, 2005 were rolled into this note issue. $The senior convertible notes have a fair value of $2,418,600. These notes have been discounted by $581,336 equal to the value received by the holders of the notes in excess of proceeds received by the Company.

Stockholders’ deficiency of $1,404,845 at December 31, 2005 increased to shareholders equity of $193,629 at March 31, 2006. The increase is the result of:

1.	Stock based compensation of $222,900;
2.	Issuance of shares totaling $646,025;
3.	An unrealized holding gain on marketable securities of $466;
4.	Value of the beneficial conversion feature recorded as additional paid in capital $490,000
5.	Fair value of warrants associated with the senior convertible debt recorded as additional paid in capital $1,733,400 offset by:

1.	a net loss of $1,464,559; and
2.	cumulative translation loss of $29,758.

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

Liquidity and Capital Resources

The Company improved from a negative working capital of $669,152 at December 31, 2005 to positive working capital of $1,538,716 at March 31, 2006 representing an improvement of $2,207,868. The improvement was primarily the result of funds raised in an issue of senior convertible notes of $2,642,000 and accounts payable of $305,973 paid with common stock. As of March 31, 2006, the Company had cash and cash equivalents of $1,991,552 compared with cash and cash equivalents of $269,410 at the end of the prior year.

For the quarter ended March 31, 2006, cash used in operating activities totaled $679,877, primarily as a result of operating losses. This amounts compares to $111,379 used in operations in the first quarter of 2005. These losses were funded by an increase in financing activities of $2,401,929. The Company raised funds in an issuance of senior convertible notes of $2,642,000, an increase in short term borrowings of $57,016 and the issuance of shares of $6,394. These funds raised were partially offset by financing costs of $300,720 and lease payments of $2,701 during the quarter. In the first quarter of fiscal 2005 the Company generated $324,200 from the sale of marketable securities offset by repayments on short term borrowings of $162,703 and repayments of capital lease obligations of $5,197.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report the changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The below transactions are described after giving effect to a one for 20 reverse stock split which the OTC Bulletin Board gave effect to and our transfer agent gave effect to on May 5, 2005.

On January 9, 2006, we sold (a) $3,500,000 principal amount of senior convertible notes, and (b) warrants to purchase 7,000,000 shares of common stock, to 16 accredited investors. Participants in a private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from the transactions to $3,500,000. The senior convertible notes bear interest at 1% per annum payable semi-annually, they mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share, subject to adjustment. The warrants are exercisable until three years from the date of issuance. Half of the warrants are exercisable at a purchase price of $1.50 per share and the other half of the warrants are exercisable at a purchase price of $0.56 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Oberon Securities, LLC acted as placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants on January 9, 2006 and was paid $241,730 cash compensation and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. We also granted other placement agents in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants compensation in the form of 87,620 restricted shares of common stock. These issuances were exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
4.1	Form of Senior Convertible Note (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)
4.2	Form of $1.50/$0.56 Warrants (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)
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

PHANTOM FIBER CORPORATION

DATE: MAY 16, 2006	By:	/s/ Jeffery T. Halloran

Jeffery T. Halloran President/CEO/Principal Financial Officer/Director