Form 10QSB/A
period 2006-03-31
PHANTOM FIBER CORP
filed 2006-08-21
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB/A

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended March 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2006 (the “Original Filing”), is being filed to reflect the restatement of our condensed consolidated financial statements at, and for the three months ended, March 31, 2006 and the notes related thereto. The decision to restate these condensed consolidated financial statements was made to reflect the correction of accounting for the convertible notes and warrants, to correct the presentation of foreign currency translation adjustment in the statement of cash flows and to include the omitted required disclosures under Financial Accounting Standard No. 123 (R ): Share-Based Payment (“FAS 123(R )”). For a more detailed description of these restatements, see Note 2 - Restatement of March 31, 2006 Financial Results to the accompanying condensed consolidated financial statements contained in this Form 10-QSB/A.

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Items 1, 2 and 3 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Quarterly Report on Form 10 QSB for the quarterly period ended June 30, 2006, which will be filed concurrently with or shortly after the filing of this Form 10-QSB/A, or other reports filed with the SEC subsequent to the date of this filing.

Phantom Fiber Corporation

Phantom Fiber Corporation
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at March 31, 2006 and December 31, 2005

	March 31,	December 31
	2006	2005
	(Unaudited-Restated)	(Audited)

ASSETS
Current Assets:
Cash	$1,991,522	$269,410
Accounts receivable - net	74,944	68,063
Marketable securities	40,966	40,500
Investment tax credit receivable	155,938	134,659
Prepaid expenses and other receivables	101,735	69,636

Total current assets	2,365,105	582,268

Deferred financing costs	457,328	92,440

Property, Plant and Equipment	52,253	45,151

TOTAL ASSETS	$2,874,686	$719,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities	$703,722	$1,139,491
Unearned revenue	--	51,963
Short term borrowings	102,187	45,171
Current portion of obligation under capital leases	20,480	14,795

Total current liabilities	826,389	1,251,420

Obligation under capital leases	17,404	15,284
Securities subscriptions received	--	858,000
Derivative instruments	5,796,030	--
Senior convertible notes	11,340	--
TOTAL LIABILITIES	6,651,163	2,124,704

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficiency)
Common stock , $.001 par value, 400,000,000 shares authorized, 15,043,132 shares, issued and outstanding; (13,890,464 shares, December 31, 2005).	15,043	13,890
Additional paid-in capital	4,679,653	3,811,881
Accumulated deficit	(8,433,139)	(5,221,874)
Accumulated other comprehensive loss	(38,034)	(8,742)

Total stockholders’ equity (deficiency)	(3,776,477)	(1,404,845)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,874,686	$719,859

See accompanying notes.

Phantom Fiber Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended March 31

	2006	2005
	(Unaudited-Restated)	(Unaudited)

Revenue

Professional services	$80,148	$22,986
User fees and royalties	28,461	24,442
	108,609	47,428

Operating expenses:

Research and development	242,513	254,879
Sales and marketing	158,157	79,946
General and administrative	528,298	179,206

Total operating expenses	928,968	514,031

Operating loss before other income (expenses)	(820,359)	(466,603)

Other income (expenses)
Loss on disposal of marketable securities	--	(373,786)
Loss on settlement and write off of accounts payable	(4,163)	--
Amortization of deferred financing costs	(65,332)	--
Interest expense on derivative instruments	(2,307,370)	--
Interest expense	(16,146)	(21,871)
Interest revenue	1,427	5,729
Settlement of loan obligation	--	(12,578)
Gain (loss) on foreign exchange	678	351
Net loss	(3,211,265)	(868,758)

Other comprehensive income (loss):	466	338,637
Unrealized gain on marketable securities
Foreign exchange translation loss	(29,758)	(13,040)

Comprehensive loss	$(3,240,557)	$(543,161)
Loss per share:
Weighted average number of common shares outstanding	14,361,255	13,197,257
Loss per share - basic and diluted	$(0.22)	$(0.07)

See accompanying notes

Phantom Fiber Corporation

Consolidated Statements of Cash Flows
Three month periods ended March 31

	2006	2005
	(Unaudited-Restated)	(Unaudited)

Cash Flows From Operating Activities
Net Loss	$(3,211,265)	$(868,758)
Add back items not requiring (providing) cash
Depreciation and amortization	68,736	3,317
Loss on sale of securities	--	373,786
Stock-based compensation expense	80,300	--
Bonus paid in stock	255,000	--
Expenses paid with common stock	21,416	68,456
Loss on settlement and write off of debt	4,163	12,578
Interest expense - on derivative instruments	2,307,370	--

Changes in operating assets and liabilities
Accounts receivable	(6,882)	(6,460)
Investment tax credit receivable	(21,279)	234,500
Prepaid expenses and other receivables	6,000	(20,561)
Accounts payable and accrued liabilities	(101,715)	104,803
Unearned revenue	(51,963)	--

	(650,119)	(98,339)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	6,394	--
Costs incurred to secure financing	(300,720)	--
Issuance of senior convertible notes	2,642,000	--
Repayment of capital lease obligation	(2,701)	(5,197)
Increase (decrease) in short term borrowings	57,016	(162,703)

	2,401,989	(167,900)
Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	--	324,200

Foreign currency translation adjustment loss	(29,758)	(13,040)

Increase in cash	1,722,112	44,921

Cash, beginning of period	269,410	19,400

Cash, end of period	$1,991,522	$64,321

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Three month periods ended March 31

	2006 (Unaudited - restated)	2005 (Unaudited)
Interest paid	--	$9,152

Non cash transactions:
Marketable securities disposed of in settlement of debt	$--	$53,250
Proceeds from sale of marketable securities	--	425,800
Common shares issued on conversion of debenture	--	66,500
Common shares issued in settlement of accounts payable	338,216	247,463
Common shares issued in settlement of short term borrowings	--	58,130
Common shares issued in settlement for services	46,414	68,456
Common shares issued for bonus	255,000	--
Stock-based compensation	93,400	--
Stock-based compensation recorded as deferred finance expense	129,500	--
Property, plant and equipment through capital leases	10,351	3,537

See accompanying notes

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 1.  Description of Business and Basis of Presentation

a)	Description of Business

The business of Phantom Fiber Corporation (the “Company”) (formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

The Company is engaged in the business of the sale and licensing of its proprietary wireless software platform and integration services. Phantom Fiber uses its software platform to extend the rich multimedia content and user experience of its customers’ existing Internet web sites securely and instantly to the Personal Digital Assistants (“PDA’s) and cell phones of mobile users.

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

Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 8,370,537 (167,410,735 pre- consolidation of shares) shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 1,374,107 (after consolidation of shares) shares had been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction was accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets were recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $1.60 per share (being $0.08 per share restated for a 1 for 20 reverse stock split which became effective May 5, 2005) , the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately US$919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 7(a)).

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

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 1.  Description of Business and Basis of Presentation (continued)

c)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $ 8,433,139 as at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

Note 2: Explanation of Restatement

The Company’s condensed consolidated financial statements for the three months ended March 31, 2006 have been restated to reflect the correction of the following errors:

(i)
The Company had accounted for its senior convertible notes and warrants issued in January 2006 in a financing transaction using the guidance of EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments. The Company has revisited the accounting and determined that the notes had embedded derivatives related to the conversion option which should have been accounted in accordance with FAS 133: Accounting for Derivative Instruments and Hedging Activities and the warrants should have been accounted as a liability in accordance with EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. See note 8 for further details on the accounting of this financing transaction.

(ii)
The impact of exchange rate changes on cash of $29,758 (cash outflow) was incorrectly reflected as cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows. This has now been properly reflected as a separate line item in the Condensed Consolidated Statement of Cash Flows.

(iii)	The Company had omitted certain required disclosures under FAS 123 (R). These disclosures have been now included. See note 7(d ) for these disclosures.

The combined impact of the restatement due to items (i) and (ii) are presented below in a tabular format.

Impact on Condensed Consolidated Balance Sheet:

Line item description	Amount reported originally ($)	Restated amount ($)	Increase (Decrease) ($)
Derivative instruments	--	5,796,030	5,796,030
Senior convertible notes	1,837,264	11,340	(1,825,924)
Additional paid-in capital	6,903,053	4,679,653	(2,223,400)
Accumulated deficit	(6,686,433)	(8,433,139)	1,746,706
Total stockholders’ equity(deficiency)	193,629	(3,776,477)	(3,970,106)

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 2.  Explanation of Restatement (continued)

Impact on Condensed Consolidated Statement of Operations and Comprehensive Loss:

Line item description	Amount reported originally ($)	Restated amount ($)	Increase (Decrease) ($)
Interest expense- beneficial conversion feature	490,000	0	(490,000)
Interest expense-amortization of discount on senior convertible notes	70,664	0	(70,664)
Interest expense on derivative instruments	0	2,307,370	2,307,370
Net loss	(1,464,559)	(3,211,265)	1,746,706
Loss per share	(0.11)	(0.22)	0.12

Note 3.  Summary of Significant Accounting Policies

a)	Use of estimates

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

b)	Revenue recognition

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

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

The Company may also negotiate license agreements that allow for the payment of the initial license fee to be made in future installments over a period of less than a year. Revenues recognized in advance of the installments being due are recorded as unearned revenues in the balance sheet.

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

c)	Net loss per share

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

d)	Foreign currency

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

e)	Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

f)	Deferred financing costs

Costs directly identifiable with the raising of debt is recorded as deferred financing costs. These deferred costs will be amortized over the term of the debt financing to which the costs relate. Deferred financing costs consist primarily of corporate finance fees and legal fees.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 3.  Summary of Significant Accounting Policies (continued)

g)	Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report the changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

h)	Stock options

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 7(d)).

Note 4.  Marketable Securities

The Company’s available for sale marketable securities consist of the following:

		Original	Carrying	Unrealized
	Number	Cost	Value	Gain/ (Loss)
March 31, 2006:
Midland International Corporation	650,000	$32,500	$32,500	$--
Wireless Age Communications Inc.	25,000	24,014	8,466	(15,548)
		$56,514	$40,966	$(15,548)
December 31, 2005:
Midland International Corporation	650,000	$32,500	$32,500	$--
Wireless Age Communications Inc.	25,000	24,014	8,000	$(16,014)
		$$56,514	$40,500	$(16,014)

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 5.  Short Term Borrowings

	March 31	December 31
	2006	2005

Advance from a shareholder, repayable on demand, unsecured and non-interest bearing	$16,507	$45,171
Advance from a party related to the principal shareholder, payable on demand, unsecured with interest of 21.5% per annum	85,680	--

Total	$102,187	$45,171

Note 6. Notes Payable

In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company’s common stock, and a note payable of $160,000 was issued that by the end of fiscal 2004 had been paid down to $57,500. During fiscal 2005 the Company negotiated a settlement with this party whereby this note and an accounts payable balance of $111,481 would be satisfied through a payment of $59,200. The Company is awaiting confirmation of this settlement and has transferred this balance to a general reserve account as part of accounts payable and accrued liabilities. This amount is due on demand and has therefore not been discounted.

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

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 7.  Capital Structure (continued)

	Number	Weighted average
	of warrants	exercise price

January 1, 2004	436,780	$7.58	-
Warrants granted	750,000	1.68	-
Warrants expired	(311,376)	(10.00)	-

December 31, 2004	875,404	$3.85	-
Warrants granted	968,634	2.58	-
Warrants expired	(112,500)	(0.62)	-

December 31, 2005	1,731,538	$2.25	-
Warrants granted	7,983,460	1.04	-
Warrants expired	(100,000)	(3.00)	-

March 31, 2006	9,614,998	$1.24	--
			Expiry Date
Comprised of:
	750,000	$1.68	July 7, 2006 (a)
	5,108	10.00	August 13, 2006
	3,898	10.00	October 8, 2006
	3,898	10.00	November 20, 2006
	200,000	1.51	November 30, 2007
	18,634	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010 (b)
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	100,000	1.00	February 1, 2007
	100,000	2.00	February 1, 2007

	9,614,998	$1.24	-

(a)	Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1(b) to purchase 750,000 common shares at $1.68.

(b)	Warrants issued on December 15, 2005 to the President and Chief Executive Officer in connection with satisfaction of terms specified in an employment agreement dated February 4, 2004.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
March 31, 2006 and 2005

Note 7. Capital Structure (continued)

(c)	Equity Transaction:

In February and March, 2006, the Company issued 632,043 restricted common shares for the settlement of professional services, accrued payroll expenses and prepaid services. These services included 61,593 restricted common shares issued on February 17, 2006 for accounting services, 25,000 restricted common shares were issued on March 27, 2006 for management consulting fees, 500,000 restricted common shares were issued for accrued employee bonuses to the CEO for milestones met through 2004 and 2005, and 45,450 restricted common shares were issued on March 13, 2006 for public document filing services. These shares were valued at the fair market value on the date of grant. A total of $384,632 was charged to operations with a corresponding credit to additional paid in capital.

On March 27, 2006, the Company issued 500,000 restricted common shares to the CEO in fulfillment of a bonus stemming from previous efforts. These shares were valued at the fair market value of $0.51 with a corresponding credit to additional paid in capital.

On February 17, 2006 a previous employee exercised his option agreement to purchase 20,625 restricted common shares which had previously vested. A total of $6,394 was received with a corresponding credit to additional paid in capital.

In March, 2006, as part of agreement for public relations services, investor relations services and document filing services the company issued warrants to purchase 500,000 restricted common shares. The warrants which were valued at $93,400, range in exercise prices from $0.56 to $2.00 and expire in 1 to 10 years.

In March, 2006 as part of its agreement for the sale of its securities in a private placement transaction, the company issued warrants to purchase 483,460 restricted common shares to the placement agent. The value of the underlying shares were recorded as deferred costs attributable to the private placement transaction and the warrants were valued at $129,500. The warrants are excercisable over 3 years and the exercise price ranges from $0.56 to $1.50.

(d)	Share - Based Payments:

In connection with the Reverse Acquisition described in note 1(b), the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 1,000,000 (after consolidation of shares) options.

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
March 31, 2006 and 2005

Note 7 Capital Structure (continued)

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense totaling approximately $80,300. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses. No stock compensation expense was recorded under APB No. 25 for the three months ended March 31, 2005.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. No options were granted during the three months ended March 31, 2006 and 2005.

The assumptions made in calculating the pro forma fair values of options are as follows:

Three Months Ended
March 31, 2005
Expected volatility	90%
Expected dividend yield	nil
Risk-free interest rate	3.5%
Expected term (in years)	3.0

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 7. Capital Structure (continued)

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

For the three months ended
March 31, 2005
Net loss, as reported	$(868,758)
Add: Stock-based compensation included in reported net loss	--
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	(5,000)
Pro forma net loss	$(873,758)
Net loss per share:
Basic and diluted loss per share - as reported	$(0.07)
Basic and diluted loss per share - pro forma	$(0.07)

A summary of the changes in the Company’s stock option plan for the three month period ended March 31, 2006 is as follows:

		March 31 2006			December 31 2005
	Number of shares	Weighted average exercise price	Number of shares		Weighted average exercise price
Balance at beginning of period	567,500	$0.41	580,000		$0.35
Options granted	--	--	75,000(a	)	1.03
Options cancelled	--	--	(87,500)		(0.50)
Options exercised	(20,625)	(0.31)	--		--

Balance, end of period	546,875	0.42	567,500		0.41

Exercisable, end of period	546,875	$0.42	567,500		$0.41

Exercise Price	Number of options outstanding		Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	446,875		0.89	$0.23	446,875	$0.23
0.99	37,500 (a	)	0.71	0.99	37,500	0.99
1.08	37,500 (a	)	0.71	1.08	37,500	1.08
2.00	25,000		5.41	2.00	25,000	2.00
$0.23 - $2.00	546,875		0.97	$0.42	546,875	$0.42

(a) Options issued on December 15, 2005 to a director for consulting services rendered for the period November 1, 2004 to April 30, 2005.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 7 Capital Structure (continued)

There was no intrinsic value of options exercised during the three months ended March 31, 2006 as the share price and option prices were the same.

Note 8. Senior Convertible Notes

On December 8, 2005, the Company received subscriptions of $858,000 for the sale of 1,560,000 shares of common stock and warrants from accredited investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for a per unit purchase price of $0.55. Each warrant entitles the holder to purchase one share of common stock at $1.10 per share, exercisable for a period of three years. Each of the investors had the right to exchange their units for any equity securities or other security which may be sold by the Company during the period ending 45 days after closing of the transaction. Each of the investors exercised their right to exchange their units for securities sold by the Company in a private placement (see below) which closed on January 9, 2006. The rights to the warrants described in this notes were also exchanged in favor of warrants attached to the January 9, 2006 financing. At December 31, 2005 these funds were recorded as securities subscriptions pending completion of the January 5, 2006 transaction.

On January 5, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the sale of (i) $3,500,000 principal amount of senior convertible notes (the “notes”) and (ii) warrants to purchase up to 7,000,000 shares of common stock. The sale of the senior convertible notes and warrants closed on January 9, 2006. Participants in the private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from this private placement to $3,500,000.

The notes totaling $3,500,000 have a stated maturity date of January 9, 2008 with an option to the holder to extend the date in case of an event of default (as specified) and on change of control as defined. These notes are convertible into common shares at $0.50 with a reset provision to 75% of the conversion rate in the event that certain performance targets and stock price level specified in the notes agreement are not met by December 31, 2006. The notes are redeemable earlier at the option of the holder in case of any of the specified events of default occur or on change of control. The redemption amount is to be calculated in accordance with the formula specified in the notes agreement. The notes bear interest at 1% and have two separate warrants to purchase common stock of the Company. Warrant A entitles the holders to purchase up to 3,500,000 common shares at $1.50 per share and Warrant B entitles the holders to purchase up to 3,500,000 common shares at $0.56 per share. These warrants are exercisable until January 9, 2009.

The Company paid $241,778 cash compensation to the placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also granted other placement agents in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants, compensation in the form of 87,620 restricted shares of Company.

The Registration Rights Agreements require the Company to register and maintain the registration of the shares underlying the aforementioned notes and the warrants. The Company will incur cash penalties if it fails to do so.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2006

Note 8. Senior Convertible Notes (continued)

The Company has accounted for the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively which are reflected as derivative instruments on the condensed consolidated balance sheet. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000, the value of the notes. The debt discount will be amortized using the effective interest rate method over the life of the underlying debt, Accordingly the effective interest rate for the debt is 507%. The cash paid of $241,778 and the value of the warrants of $129,500 issued to the private agent have been accounted as deferred financing cost and the warrants have been accounted as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.
As of March 31, 2006, the liability for the value of the warrants conversion and option was “marked to market” and the difference of $105,434 and $124,682 have been accounted for as a reduction to the interest expense on derivative instruments initially recognized in the condensed consolidated statement of operations. The liability for the value of the conversion option and warrants will be “marked to market ”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

Included in accounts payable and accruals at December 31, 2005, is an amount of $5,484 owing to this company. Also included in accounts payable and accruals is an amount of $147,686 ($412,056 - December 31, 2005) due to an officer for services rendered during the period, representing unpaid compensation due to the officer.
Note 10. Comparative Figures

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

In early 2006 we successfully completed a $3.5M convertible debt financing. These funds will go directly towards increasing our geographic reach and increasing the depth of our technical and sales teams. During the current quarter we also successfully completed the registration of the underlying shares of common stock from this financing.

Our goal for this year is to begin deploying the backlog of sites we have amassed through our existing contracts and to work much closer with the site operators in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners or clients software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which make up the companies backlog. As we described in previous filings, we have now incorporated a number of functions that are directed towards the gaming industry. These functions include affiliate tracking; multi-lingual and multi-currency support; enhanced bandwidth optimization; integrated refer-a-friend; online registration; a simplified single click install wizard; enhanced client tracking and interactive technical support. Our management believes this additional functionality further separates us from the competition. It is our goal for 2006 to exploit these key technical differentiators and secure a larger market share in the gaming sector. The Company has determined that by working closer with its client operators it can significantly influence adoption by end users. The Company’s marketing team has been enhanced to support the existing and growing client base to serve these needs.

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

The recent financing closed on January 9, 2006 was another major advancement enabling the Company to increase its staff and execute its plans. These plans include expanding to London, England, the US and Costa Rica in the second quarter of 2006, enhancing product support and accelerating deployment of new products and client sites.

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

Results of operations

In the first quarter of fiscal 2006 the operating loss, before other income and expenses, increased by $353,756 to $820,359 from $466,603 in the first quarter of 2005. After the net impact of other income and expenses the net loss for the quarter ended March 31, 2006 was $3,211,265 ($0.22 per share) compared to a net loss of $868,758 ($0.07 per share) for the same period in the preceding year, an increase of $2,342,507.

Revenue

Total revenue increased by $61,181 from $47,428 for the quarter ended March 31, 2005 to $108,609 for the quarter ended March 31, 2006, an increase of 129%. Professional services revenue increased by $57,162 from $22,986 in the first quarter of 2005 to $80,148 in the first quarter of fiscal 2006. This increase in revenue is due to the increase in usage of our products and the increase in the number of sites deployed into production.

User fees and royalties are based on the number of users and are recognized monthly. User fees and royalties increased by $4,019 from $24,442 in the first quarter of 2005 to $28,461 in the first quarter of 2006. This increase in royalties is directly attributable to the increase in the number of operators or sites distributing our products along with the number of clients using the product.

Operating expenses

Total operating expenses increased $414,937 from $514,031 for the quarter ended March 31, 2005 to $928,968 for the quarter ended March 31, 2006, an increase of 81%. Operating expenses are grouped into Research and development (“R&D”), Sales and marketing and General and administrative. The change in each of these groupings is described below:

Research and development

The total R&D costs decreased by $12,366 to $242,513 in the first quarter of 2006 from $254,879 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation increased from $250,349 in 2005 to $260,973 in 2006 an increase of $10,624 (4%). The Company had 27 people in the first quarter of 2006 compared to 18 for the same period last year. This increase reflects the need for resources to continue to extend the capability of the product and to support the increased product development activities and customer deployments. These increases were offset by the reallocation of 70% of the CEO’s salary from R&D to Administrative reflecting a change in the role from overseeing development to broader management activities. The Company is eligible for tax credits offered by federal and provincial governments in Canada for spending on R&D. In the first quarter of 2006 the Company accrued investment tax credits of $21,650. There were no accruals made in the first quarter of the prior year.

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

General and administrative expenses

The Company’s general and administrative expenses increased to $528,298 for the quarter ended March 31, 2006 from $179,206 for the same period last year an increase of $349,092. Administrative salaries and benefits increased by $301,552, due to a stock bonus paid to the CEO of $255,000 and an allocation of approximately $50,000 of the CEO’s salary that had been recorded in R&D in prior periods. The Company accrued fees of $25,006 for its directors in the first quarter of 2006 which had not been accrued in the prior year. The occupancy costs increased by $2,403 from $21,842 in 2005 to $24,245 in 2006 due to increases in monthly rent. The professional and consulting fees declined by $12,311 to $91,478 in the first quarter of 2006 from $103,789 for the same period last year. Reductions in legal consulting fees were partially offset by an increase in audit fees. The Company is focusing on further reducing professional fees in future periods. The insurance expense increased by $37,902 in the first quarter of 2006 for directors and officer coverage the company acquired. The Company had not previously had this form of coverage.

Other income and expenses

During the first quarter of fiscal 2005, the Company recorded a loss on disposal of marketable securities that were sold to fund operations of $373,786. The Company did not sell any marketable securities in the first quarter of the current year. In the first quarter of 2006 the Company issued shares to pay for accounts payable that had a market value in excess of the outstanding balances. The excess value has been recorded as a loss on settlement. This loss was offset by a gain recognized on the settlement of an account for cash payment. The Company recorded deferred financing costs in connection with the senior convertible notes. These costs are being amortized over the term of the notes. Expense in the first quarter of 2006 was $65,332. The Company settled a short term loan in the first quarter of 2005 resulting in a loss on debt settlement of $12,578. The Company repaid a number of interest bearing obligations during fiscal 2005 as a result the interest expense in the first quarter of fiscal 2006 is lower than in the same period last year. The Company recorded interest expense on derivative instruments of $2,296,030 representing the conversion feature of the senior convertible notes. The Company also recorded interest expense of $11,340 equal to the amortization of the discount on the senior convertible notes in the first quarter of 2006 and other interest expenses of $16,146. The Company received interest revenue of $5,729 in the first quarter of fiscal 2005 from the Government of Canada on its investment tax credits receivable. In the first quarter of 2006 the Company received interest of $1,427 on surplus cash balances invested in interest bearing deposits.

Financial Condition

Total assets increased $2,154,827 from $719,859 as at December 31, 2005 to $2,874,686 as at March 31, 2006:

•	Cash increased by $1,722,112 due to funds raised in the issuance of senior convertible notes.
•	Marketable securities increased by $466 through unrealized gains from an increase in the market price of marketable securities held for sale.
•	Investment tax credits increased by $21,279 from additional investment tax credits accrued in the quarter.
•	Prepaid expenses increased by $32,099 from shares issued to a service provider for a one year service contract.
•
Deferred financing costs increased by $364,888 comprised of legal fees of $58,942, corporate finance fees of $241,778 and warrants issued in connection with financing with a fair value of $129,500 less amortization of $65,332.

•	Property, plant and equipment increased by $7,102 from additional computer equipment leased in the quarter.

Total liabilities increased $4,526,459 from $2,124,704 at December 31, 2005 to $6,651,163 as at March 31, 2006.   At March 31, 2006 accounts payable and accrued liabilities decreased by $435,769 to $703,722 at March 31, 2006 from $1,139,491 at the end of the fiscal 2005. The factors impacting this change include:

•	a reduction in trade accounts payable of $13,746 from December 31, 2005 to March 31, 2006,
•	the payment of a common stock bonus accrued to the CEO of $255,000 in 2005,
•	an accrual for director’s compensation of $24,740 in the first quarter of 2006,
•	accrued interest of $12,379 in the first quarter of 2006,
•	a decrease in the professional fee accrual of $76,804 at the end of March 31, 2006 as fees accrued at year end are paid down,
•	a writedown of accounts payable of $27,790 from a negotiated settlement in the first quarter of 2006,
•	a decrease in statutory liabilities for employee tax deductions and sales tax of $96,591 from December 31, 2005,
•	an increase of $12,043 in other miscellaneous accruals at March 31, 2006 compared to the prior year, and
•	an increase of $5,796,030 attributable to the accounting for derivative instruments relating to convertible notes.

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

Liquidity and Capital Resources

The Company improved from a negative working capital of $669,152 at December 31, 2005 to positive working capital of $1,538,716 at March 31, 2006 representing an improvement of $2,207,868. The improvement was primarily the result of funds raised in an issue of senior convertible notes of $2,642,000 and a reduction in accounts payable of $305,973 paid with common stock. As of March 31, 2006, the Company had cash and cash equivalents of $1,991,552 compared with cash and cash equivalents of $269,410 at the end of the prior year.

For the quarter ended March 31, 2006, cash used in operating activities totaled $650,119, primarily as a result of operating losses. This amounts compares to $98,339 used in operations in the first quarter of 2005. These losses were funded by an increase in financing activities of $2,401,989. The Company raised funds in an issuance of senior convertible notes of $2,642,000, an increase in short term borrowings of $57,016 and the issuance of shares of $6,394. These funds raised were partially offset by financing costs of $300,720 and lease payments of $2,701 during the quarter. In the first quarter of fiscal 2005 the Company generated $324,200 from the sale of marketable securities offset by repayments on short term borrowings of $162,703 and repayments of capital lease obligations of $5,197.

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

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company’s annual audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. See Form 10-KSB for the year ended December 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, and because of the restatement of the Company's financial statements, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not entirely effective in ensuring that all significant information required to be filed in this quarterly report has been made known to them in a timely fashion. During the second quarter of 2006, the Company has strengthened its review process by hiring a new Chief Financial Officer and has implemented additional controls and procedures, in order to remediate the deficiency. The Company is continuing to assess additional controls that may be required to remediate the deficiency. The Company believes that the accompanying restated financial statements fairly present the financial condition and results of operations for the interim periods presented in this report on Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The below transactions are described after giving effect to a one for 20 reverse stock split which the OTC Bulletin Board and our transfer agent gave effect to on May 5, 2005.

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

PHANTOM FIBER CORPORATION

DATE: August 21, 2006	By:	/s/ Jeffery T. Halloran
Jeffery T. Halloran
President/CEO/Principal Financial Officer/Director