Form 10QSB
period 2006-06-30
PHANTOM FIBER CORP
filed 2006-08-21
CIK 49397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30,2006

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

                       DELAWARE144 FRONT STREET, SUITE 580
                        TORONTO, ONTARIO, CANADA, M5J 2L7
                    (Address of Principal Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as August 21, 2006: 15,079,464 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                                      INDEX



PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Operations and
            Comprehensive Loss                                                4
            Condensed Consolidated Statements of Cash Flows                   6
           Notes to Condensed Consolidated Financial Statements               8

Item 2.    Management's Discussion and Analysis or Plan of Operation         18

Item 3.    Controls and Procedures                                           23

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 24

Item 2.    Unregistered Sales of Equity and Use of Proceeds                  24

Item 3.    Defaults Upon Senior Securities                                   24

Item 4.    Submission of Matters to a Vote of Security Holders               24

Item 5.    Other Information                                                 24

Item 6.    Exhibits                                                          25

SIGNATURE                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at June 30, 2006 and December 31, 2005

                                                                              June 30,        December 31
                                                                                2006              2005
                                                                            (Unaudited)        (Audited)
                                                                           ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash                                                                    $    833,221     $    269,410
   Accounts receivable - net                                                     89,043           68,063
   Marketable securities                                                         51,330           40,500
   Investment tax credit receivable                                             187,488          134,659
   Prepaid expenses and other receivables                                        62,279           69,636
                                                                           ------------     ------------

TOTAL CURRENT ASSETS                                                          1,223,361          582,268
LONG TERM TERM DEPOSIT                                                          575,000
DEFERRED FINANCING COSTS                                                        391,996           92,440

PROPERTY, PLANT AND EQUIPMENT                                                    50,084           45,151
                                                                           ------------     ------------

TOTAL ASSETS                                                               $  2,240,441     $    719,859
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                $    546,721     $  1,139,491
   Unearned revenue                                                                  --           51,963
   Short term borrowings                                                         45,171
   Current portion of obligation under capital leases                            21,341           14,795
                                                                           ------------     ------------

TOTAL CURRENT LIABILITIES                                                       568,062        1,251,420

Obligation under capital leases                                                  18,136           15,284
Securities subscriptions received                                                    --          858,000
Derivative instruments                                                        5,483,611               --
                                                                           ------------     ------------
TOTAL LIABILITIES                                                             6,069,809        2,124,704
                                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY (DEFICIENCY)
COMMON STOCK , $.001 par value, 400,000,000 shares authorized, 15,043,132
shares, issued and outstanding; (13,890,464 shares, December 31, 2005)           14,873           13,890
PREFERRED STOCK, $.001 par value, 10,000,000 shares authorized,
0 shares, issued
and outstanding                                                                      --               --
ADDITIONAL PAID-IN CAPITAL                                                    4,639,633        3,811,881
ACCUMULATED DEFICIT                                                          (8,459,733       (5,221,874
ACCUMULATED OTHER COMPREHENSIVE LOSS                                            (24,121)          (8,742

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      (3,829,368)      (1,404,845

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  2,240,441     $    719,859
                                                                           ============     ============

                             See accompanying notes

PHANTOM FIBER CORPORATION

Consolidated Statements of Operations and Comprehensive
Loss Six month periods ended June 30, 2006 and June 30, 2005

                                                                2006             2005
                                                            (Unaudited)      (Unaudited)
REVENUE
   Professional services                                   $    130,868     $     99,289
   User fees and royalties                                       68,455           54,309

                                                                199,323          153,598
                                                           ------------     ------------

OPERATING EXPENSES:

   Research and development                                     607,581          614,181
   Sales and marketing                                          470,695          139,720
   General and administrative                                   709,552          274,165
                                                           ------------     ------------

Total operating expenses                                      1,787,828        1,028,066
                                                           ------------     ------------

OPERATING LOSS BEFORE OTHER INCOME (EXPENSES)                (1,588,504         (874,468)

OTHER INCOME (EXPENSES)
   Loss on disposal of marketable securities                    (19,014)        (373,786)
   Loss on settlement and write off of accounts payable              --               --
   Amortization of deferred financing costs                    (130,664)              --
   Interest expense on derivative instruments                (1,957,892)              --
   Interest expense                                             (37,968)         (59,560)
   Interest revenue                                               3,989            6,024
   Earnout on sale of battery business                               --           56,500
   Gain (loss) on foreign exchange                              492,194           12,804
                                                           ------------     ------------
   NET LOSS                                                  (3,237,859       (1,232,486)

Other comprehensive income (loss):
    Unrealized gain on marketable securities                         --          354,037
     Foreign exchange translation loss                               --            1,037
                                                           ------------     ------------

  Comprehensive loss                                       $ (3,237,859     $   (877,412)
                                                           ============     ============
LOSS PER SHARE:
   Weighted average number of common shares outstanding      14,691,166       13,307,593
   Loss per share                                          $      (0.22)    $      (0.09)


                             See accompanying notes

PHANTOM FIBER CORPORATION

Consolidated Statements of Operations and Comprehensive
Loss Three month periods ended June 30, 2006 and June 30, 2005

                                                                2006            2005
                                                            (Unaudited)      (Unaudited)
REVENUE
   Professional services                                   $     50,719     $     76,303
   User fees and royalties                                       39,995           29,867
                                                           ------------     ------------

                                                                 90,714          106,170
                                                           ------------     ------------

OPERATING EXPENSES:

   Research and development                                     365,068          359,302

   Sales and marketing                                          312,538           59,774
   General and administrative                                   181,254           94,959
                                                           ------------     ------------

Total operating expenses                                        858,860          514,035
                                                           ------------     ------------

OPERATING LOSS BEFORE OTHER INCOME (EXPENSES)                  (768,146         (407,865)

OTHER INCOME (EXPENSES)
   Loss on disposal of marketable securities                    (19,014)              --
   Loss on settlement and write off of accounts payable           4,163               --
   Amortization of deferred financing costs                     (65,332)              --
   Interest gain on derivative instruments                      338,138               --
   Interest expense                                             (10,482)         (37,689)
   Interest revenue                                               2,562              295
   Settlement of loan obligation                                     --           12,578
   Earnout on sale of battery business                               --           56,500
   Gain (loss) on foreign exchange                              491,517           12,453
                                                           ------------     ------------
   NET LOSS                                                     (26,594)        (363,728)

Other comprehensive income (loss):
    Unrealized gain on marketable securities                         --           15,400
     Foreign exchange translation loss                               --           14,077
                                                           ------------     ------------

  Comprehensive loss                                       $    (26,594)    $   (334,251)
                                                           ============     ============
LOSS PER SHARE:
   Weighted average number of common shares outstanding      16,170,119       13,307,593
   Loss per share                                          $      (0.00)    $      (0.03)

                             See accompanying notes

PHANTOM FIBER CORPORATION

Consolidated Statements of Cash Flows
Six month periods ended June 30, 2006 and June 30, 2005

                                                              2006            2005
                                                           (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                               $(3,326,885)    $(1,232,686)
   Add back items not requiring (providing) cash
     Depreciation and amortization                              6,020            6922
     Amortization of deferred financing cost                  130,664              --
     Loss on sale of securities                                19,014         373,786
     Stock-based compensation expense                          80,300              --
     Bonus paid in stock                                      255,000              --
     Expenses paid with common stock                           21,416          68,456
     Loss on settlement and write off of debt                   4,163          12,578
     Interest expense - on derivative instruments           2,307,370              --
   Common stock issued for debt reduction and services             --         480,072
   Earnout on sale of battery business                             --         (56,500)

   Changes in operating assets and liabilities
     Accounts receivable                                       14,098         (68,769)
     Investment tax credit receivable                        (155,938)        304,386
     Prepaid expenses and other receivables                   (70,931         (11,958)
     Accounts payable and accrued liabilities                 (76,518        (312,768)
     Bank overdraft                                             2,618
                                                          -----------     -----------

                                                             (650,119        (514,697)
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                      6,394              --
   Costs incurred to secure financing                        (300,720)             --
   Issuance of senior convertible notes                    (2,642,000)             --
   Repayment of capital lease obligation                       (2,701)             --
   Increase (decrease) in short term borrowings                57,016        (333,190)
   Issuance of common stock                                        --         300,000
                                                            2,401,989         (33,190)
                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of marketable securities                 --         527,450
                                                          -----------     -----------

   Foreign currency translation adjustment gain (loss)        (29,758)          1,037
                                                          -----------     -----------

INCREASE (DECREASES) IN CASH                                1,722,112         (19,400)

CASH, BEGINNING OF PERIOD                                     269,410          19,400
                                                          -----------     -----------

CASH, END OF PERIOD                                       $ 1,991,522     $        --
                                                          -----------     -----------

PHANTOM FIBER CORPORATION

Six month periods ended June 30, 2006 and June 30, 2005

                                                                      2006        2005
                                                                   (Unaudited) (Unaudited)
------------------------------------------------------------------------------------------
INTEREST PAID                                                       $     --    $     --

NON CASH TRANSACTIONS:
   Marketable securities disposed of in settlement of debt          $     --    $ 53,250
   Proceeds from sale of marketable securities                            --     275,800
   Common shares issued on conversion of debenture                        --       93170
   Common shares issued in settlement of accounts payable            338,216     247,463
   Common shares issued in settlement of short term borrowings            --      58,130
   Common shares issued in settlement for services                    46,414     107,978
   Common shares issued for bonus                                    255,000          --
   Stock-based compensation                                           93,400          --
   Stock-based compensation recorded as deferred finance expense     129,500          --
   Property, plant and equipment through capital leases               10,351          --

                             See accompanying notes

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      a)    Description of Business

            The business of Phantom Fiber Corporation (the "Company") (formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

            The company is engaged in the business of the sale and licensing of its proprietary wireless software platform and integration services. Phantom Fiber uses its software platform to extend the rich multimedia content and user experience of its customers' existing Internet web sites securely and instantly to the Personal Digital Assistants ("PDA's) and cell phones of mobile users.

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

            Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately US$919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 6(a)).

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

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------


NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

      c)    Going Concern and Basis of Presentation

            These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $ 8,548,759 as at June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

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

      b)    Revenue recognition

            The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2 with respect to Certain Transactions" and Securities and Exchange Commission Staff Accounting Bulletin ("SAB")
            104. Following the requirements of these accounting pronouncements, the Company recognizes license revenues when all of the following conditions are met:

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

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


      c)    Net loss per share

            For six month period ended June 30, 2006 and 2005, net loss per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding as adjusted for a 1 for 20 reverse stock split effective May 5, 2005. Dilutive earnings per share considers the dilutive impact of the exercise of outstanding stock options and warrants as if the events had occurred at the beginning of the period, or at a time of issuance, if later. When the effect of computing diluted loss per share is anti-dilutive this information is not provided.

      d)    Foreign currency

            The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at period-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders' equity/(deficiency).

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

      g)    Stock options

            On January 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payments" ("SFAS 123(R)"), an amendment to SFAS No. 123 "Accounting for Stock-Based Compensation, ("SFAS 123"), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 6(d)).

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------

NOTE 3. MARKETABLE SECURITIES

            The Company's available for sale marketable securities consist of the following:

                                                      ORIGINAL     CARRYING   UNREALIZED
                                           NUMBER       COST        VALUE    GAIN/ (LOSS)
                                           ----------------------------------------------
June  30, 2006:
     Midland International Corporation     650,000    $ 32,500     $ 32,500    $     --

                                                      --------     --------    --------
                                                      $ 32,500     $ 32,500    $      0
                                                      ========     ========    ========
December 31, 2005:
     Midland International Corporation     650,000    $ 32,500     $ 32,500    $     --
     Wireless Age Communications Inc.       25,000      24,014        8,000    $(16,014)
                                                      --------     --------    --------
                                                      $ 56,514     $ 40,500    $(16,014)
                                                      ========     ========    ========

NOTE 4. SHORT TERM BORROWINGS


                                                                                          June 30       December 31
                                                                                            2006            2005
                                                                                        ---------------------------
Advance from a shareholder, repayable on demand, unsecured and non-interest bearing     $   16,507      $   45,171

NOTE 5. NOTES PAYABLE

            In 2001, the Company restructured a $416,821 payable with a creditor, whereby $76,821 was forgiven, $180,000 was satisfied through the issuance of 1.8 million shares of the Company's common stock, and a note payable of $160,000 was issued that by the end of fiscal 2004 had been paid down to $57,500. During fiscal 2005 the Company negotiated a settlement with this party whereby this note and an accounts payable balance of $111,481 would be satisfied through a payment of $59,200. This payment was made on June 27, 2006.


      NOTE 6. CAPITAL STRUCTURE

       (a)  Authorized:
                400,000,000 voting common shares, $0.001 par value
                  10,000,000 preferred shares
            Issued and outstanding (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005)
            at June 30, 2006: 15,043,132   (December 31, 2005: 13,890,464)

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------

NOTE 6. CAPITAL STRUCTURE (CONTINUED)

      (b)   Warrants:

            The Company has granted 9,614,998 (after consolidation of shares) warrants to purchase an aggregate of 1,731,538 (after consolidation of shares) common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at June 30, 2006 are as follows:

                                                             Weighted
                                            Number            average
                                         of warrants      exercise price
       --------------------------------------------------------------------------------------------------
       January 1, 2004                      436,780   $          7.58                                  --
       Warrants granted                     750,000              1.68                                  --
       Warrants expired                    (311,376)          (10.00)                                  --
       --------------------------------------------------------------------------------------------------

       December 31, 2004                    875,404   $          3.85                                  --
       Warrants granted                     968,634              2.58                                  --
       Warrants expired                    (112,500)           (0.62)                                  --
       --------------------------------------------------------------------------------------------------

       December 31, 2005                  1,731,538   $          2.25                                  --
       Warrants granted                   7,983,460              1.04                                  --
       Warrants expired                    (100,000)           (3.00)                                  --
       --------------------------------------------------------------------------------------------------

       June 30, 2006                      9,614,998   $          1.24                                  --
                                                                                              Expiry Date
                                                                                              -----------
       Comprised of:
                                            750,000              1.68                   July 7, 2006 (a)
                                              5,108             10.00                     August 13, 2006
                                              3,898             10.00                     October 8, 2006
                                              3,898             10.00                   November 20, 2006
                                            200,000              1.51                   November 30, 2007
                                             18,634             10.00                       March 6, 2008
                                            100,000              1.10                        May 25, 2008
                                            300,000              2.00                       July 20, 2008
                                            250,000              4.00              December 15, 2010 (b)
                                          3,891,730              0.56                     January 9, 2009
                                          3,891,730              1.50                     January 9, 2009
                                            100,000              1.00                    February 1, 2007
                                            100,000              2.00                    February 1, 2007
       --------------------------------------------------------------------------------------------------

                                          9,614,998   $          1.24                                  --
       ==================================================================================================

      (a) Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1(b) to purchase 750,000 common shares at $1.68.

      (b) Warrants issued on December 15, 2005 to the President and Chief Executive Officer in connection with satisfaction of terms specified in an employment agreement dated February 4, 2004.

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------


NOTE 6. CAPITAL STRUCTURE (CONTINUED)

      (c)   Equity Transactions:

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

            In March, 2006 as part of its agreement for the sale of its securities in a private placement transaction, the company issued warrants to purchase 483,460 restricted common shares to the placement agent. The value of the underlying shares were recorded as deferred costs attributable to the private placement transaction and the warrants were valued at $129,500. The warrants are exercisable over 3 years and the exercise price ranges from $0.56 to $1.50.

            On June 23, 2006, at a duly held Annual Meeting of the shareholders of PhantomFiber, the shareholders approved the authorization of 10,000,000 preferred shares. None of these shares have been issued or are outstanding

            On June 27, 2006 for full and final consideration of a receivable owing in the amount of approximately $52,000 the company accepted the return of 185,000 common shares of Phantom Fiber Corporation which were then returned to the transfer agent and removed from circulation.

            On June 27, 2006 Phantom Fiber Corporation received 95,000 shares of its common stock which was returned from a law firm. The shares had been issued in August, 2005 as payment for services rendered. However, due to the decline in the share price, the company paid the outstanding amount and the shares were returned which were then returned to the transfer agent and removed from circulation.

            On June 27, 2006 Phantom Fiber returned 25,000 shares of its common stock to the transfer agent and removed from circulation. The shares were being held as final payment for consulting services originating from an agreement signed in August, 2005. The agreement has expired and therefore the shares have been returned to the transfer agent.

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------


NOTE 6. CAPITAL STRUCTURE (CONTINUED)

      (d)   Share - Based Payments:

            In connection with the Reverse Acquisition described in note 1(b), the Company's stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 1,000,000 (after consolidation of shares) options.

            Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised
            2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

            As a result of the adoption of FAS 123 (R), the Company's results for the six month period ended June 30, 2006 include share-based compensation expense totaling approximately $80,300. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses. No stock compensation expense was recorded under APB No. 25 for the six months ended June 30, 2005.

            Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

            The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. No options were granted during the six months ended June 30, 2006 and 2005.

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------


NOTE 6. CAPITAL STRUCTURE (CONTINUED)

            The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                                 For the six   For the three
                                                                                 months ended   months ended
                                                                                June 30, 2006   June 30, 2006
Net loss, as reported                                                          $      (868,758)  $  (368,728)
Add: Stock-based compensation included in reported net loss                                 --            --
Deduct:  Total stock based compensation  expense determined under
   the fair value based method for all awards (no tax effect)                          (10,000)        5,000
                                                                               ---------------
Pro forma net loss                                                             $    (1,242,486)  $   368,728
                                                                               ---------------
Net loss per share:
Basic and diluted loss per share - as reported                                 $         (0.09)  $     (0.03)
Basic and diluted loss per share - pro forma                                   $         (0.09)  $     (0.03)

            A summary of the changes in the Company's stock option plan for the three month period ended June 30, 2006 is as follows:

                                              June 30               December 31
                                               2006                    2005
--------------------------------------------------------------------------------
                                             Weighted                Weighted
                                              average                average
                                  Number of  exercise    Number of   exercise
                                    shares     price      shares      price
--------------------------------------------------------------------------------
Balance at beginning of period     567,500     $0.41      580,000     $0.35
Options granted                         --        --     75,000 (a)    1.03
Options cancelled                       --        --      (87,500)    (0.50)
Options exercised                  (20,625)    (0.31)          --        --
--------------------------------------------------------------------------------

BALANCE, END OF PERIOD             546,875      0.42      567,500      0.41
--------------------------------------------------------------------------------

EXERCISABLE, END OF PERIOD         546,875     $0.42      567,500     $0.41
--------------------------------------------------------------------------------

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------


NOTE 6. CAPITAL STRUCTURE (CONTINUED)

                                            Average           Weighted          Weighted
                          Number           remaining          average            Number           Weighted
        Exercise        of options           life            exercise          of options          average
         Price          outstanding         (years)            price           exercisable     exercise price
        -----------------------------------------------------------------------------------------------------
        $ 0.23            446,875            0.89            $  0.23             446,875          $ 0.23
          0.99            37,500 (a)         0.71               0.99             37,500             0.99
          1.08            37,500 (a)         0.71               1.08             37,500             1.08
          2.00            25,000             5.41               2.00             25,000             2.00
        -----------------------------------------------------------------------------------------------------
          $0.23 - $2.00   546,875            0.97               $0.42            546,875            $0.42
        -----------------------------------------------------------------------------------------------------

            (a) Options issued on December 15, 2005 to a director for consulting services rendered for the period November 1, 2004 to April 30, 2005.

            There was no intrinsic value of options exercised during the six months ended June 30, 2006 as the share price and option prices were the same.

NOTE 7. SENIOR CONVERTIBLE NOTES

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

            On January 5, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the sale of (i) $3,500,000 principal amount of senior convertible notes (the "notes") and (ii) warrants to purchase up to 7,000,000 shares of common stock. The sale of the senior convertible notes and warrants closed on January 9, 2006. Participants in the private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from this private placement to $3,500,000.

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

PHANTOM FIBER CORPORATION
Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006
--------------------------------------------------------------------------------


NOTE 7. SENIOR CONVERTIBLE NOTES (CONTINUED)

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


            The Company has accounted the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), the Company has recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000 the value of the notes. The debt discount will be amortized using the effective interest rate method over the life of the underlying debt. The effective interest rate for the debt is 507%. The cash paid of $241,778 and the value of the warrants of $129,500 issued to the private agent have been accounted as deferred financing cost and the warrants have been accounted as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.

            As of June 30, 2006, the liability for the value of the warrants conversion and option was "marked to market" and the difference of $105,434 and $124,682 have been accounted for as a reduction to the interest expense on derivative instruments initially recognized in the condensed consolidated statement of operations. The liability for the value of the conversion option and warrants will be "marked to market "in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

NOTE 8. RELATED PARTY TRANSACTIONS

            An officer of the Company provided $16,507 (note 5) to fund operations of the Company (December 31, 2005 - $45,171). This loan is unsecured, non-interest bearing, has no formal repayment terms and is therefore disclosed as a current liability under short term borrowings. In the first quarter a person related to the Chief Executive Officer provided a short term loan to the Company of $85,680 (note 5), this amount was paid in full in the second quarter.

            Included in accounts payable and accruals at December 31, 2005, is an amount of $5,484 owing to this company. Also included in accounts payable and accruals is an amount of $147,686 ($412,056 - December 31, 2005) due to an officer for services rendered during the period, representing unpaid compensation due to the officer.

NOTE 9. COMPARATIVE FIGURES

            Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CURRENT BUSINESS AND OUTLOOK

      Phantom Fiber provides wireless technology products and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution for multiple mobile platforms. The Company's customers include cellular network carriers such as Wind (Italy), Vodophone and Telus Mobility (Canada), and several online gaming, horse racing, fixed odd game providers and sports book service providers companies including Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, Kiron Interactive, Bet Options, Tribeca Tables, Wager Works, GTS, Orbis, CaribSports, IQ-Ludorum, and Parlay Entertainment. In this most recent quarter we also signed Finsoft PLC and Bid Nation Ltd. both of which are UK based companies, which broadens our European exposure and further expands our product offering. We also successfully deployed Excapsa's Poker software for their largest client UltimateBet Poker. This was our first production release of an integrated multi-user poker product. Similar to other agreements, these agreements are multi-year and includes an ongoing revenue sharing model. The Company also has clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), logistics and distribution software providers, and the security and remote-monitoring industries.

      Phantom Fiber's gaming and sports book customers typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber's technology to offer games, content or other services to their subscribers and are charged a monthly user fee or percentage of the revenues or income generated from those games. Phantom Fiber does not produce any game related or wagering software or content. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

      As we described in previous filings, we have now incorporated a number of functions that are directed towards the gaming industry. These functions includes affiliate tracking; multi-lingual and multi-currency support; enhanced bandwidth optimization; integrated refer-a-friend; online registration; a simplified single click install wizard; enhanced client tracking and interactive technical support. Our management believes this additional functionality further separates us from the competition. It is our goal for 2006 to exploit these key technical differentiators and secure a larger market share in the gaming sector. The Company has determined that by working closer with its client operators it can significantly influence adoption by end users. Over the past three months the Company's marketing team has been altered and enhanced to support the existing and growing client base to serve these needs. By successfully recruiting resources directly from the gaming sector, we are now in a position to provide more industry specific marketing skills which we feel will result in a greater adoption and product usage rate.

      Our stated goal for this year remains to deploy the backlog of sites we have amassed through our existing contracts and to work much closer with the site operators in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners or clients software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which makes up the companies backlog. In order to address this backlog the company focused on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. We have also introduced several "ease of use" functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

      For the past three months we have worked closely with our clients to better understand their marketing and product requirements in order to directly increase product adoption. In the past three months we have been focused on our sportsbook software providers so that we can increase the number of sportsbook sites we have in production before the start of their busiest season. Also with the successful deployment of our multi-player mobile poker application, we are now staged to increase the number of brands and operators using our product in subsequent quarters.

      In early 2006 we successfully completed a $3.5M convertible debt financing. The intended use of these funds are to expand our geographic reach and increasing the depth of our technical and sales teams. We also successfully completed the registration of the underlying shares of common stock from this financing. Since that time the Company has begun executing on those goals. Over the past 3 months we have opened offices in New York and in San Jose Costa Rica. The resources in Costa Rica can work closely with several of our operators and clients that are based out of this location. It is our intention to continue this expansion into the European market, specifically London, England. In the most recent quarter the company also retained the services of a professional investor relations firm and public relations firm to increase our global corporate awareness both on a brand strategy and from an investors strategy.

      Three markets management believes will dominate the Company's efforts in 2006 will be:

            o     the online gaming, horse racing and sports book sectors;

            o the live video streaming and interactive mobile content sectors; and

            o the payment processing sector allowing a seamless transition into a mobile wallet or mobile commerce market in subsequent years.

      Management believes that ongoing success will stem from three areas: (1) contract fulfillment through client deployments; (2) direct involvement in the marketing and user adoption strategies of the operator; and (3) ongoing product development to expand the Company's product and service offerings and increase its competitive position. The Company intends to enhance its product offering by introducing new features and products as the market demands. As part of its product development process, the Company has worked closely with its customers and its distribution channels to ensure that such market needs are met.


RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

      In the second quarter of fiscal 2006 the operating loss, before other income and expenses, decreased by $248,108 to $115,620 from $363,728 in the second quarter of 2005. After the net impact of other income and expenses the net loss for the quarter ended June 30, 2006 was $115,260 ($0.22 per share) compared to a net loss of $334,251 ($0.07 per share) for the same period in the preceding year an decrease of $218,631.

REVENUE

      Total revenue decreased by $17,211 from $106,170 for the quarter ended June 30, 2005 to $88,959 for the quarter ended June 30, 2006, an decrease of 17%. Professional services revenue decreased by $27,339 from $2276303 in the second quarter of 2005 to $48,964 in the second quarter of fiscal 2006.

      User fees and royalties are based on number of users and are recognized monthly. Revenue from user fees and royalties increased by $10,128 from $29,867 for the quarter ended June 30, 2005 to $39,995 for the quarter ended June 30, 2006, an increase of 34%.

OPERATING EXPENSES

      Total operating expenses increased $190,954 from $514,035 for the quarter ended June 30, 2005 to $704,989 for the quarter ended June 30, 2006, an increase of 37%. Operating expenses are grouped into Research and development, Sales and marketing and General and administrative. The change in each of these groupings is described below:

RESEARCH AND DEVELOPMENT

      The total research and development costs decreased by $5,766 to $365,068 in the first half of 2006 from $359,302 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation decreased from $359,302 in 2005 to $357,710 in 2006 an increase of $1,592 (.4%). The Company had 4 more people in the second quarter of 2006 compared to the same period last year.

SALES AND MARKETING

      Total sales and marketing expenses increased by $252,764 to $312,538 in the second quarter of fiscal 2006 from $59,774 in the previous year representing an increase of 423%. Sales and marketing salaries and benefits decreased by 37%% from $59,774 in 2005 to $37,652 in 2006. The Company had four people in the sales and marketing department throughout the second quarter in 2006, the same as the previous year for the same period. The Company is currently developing its marketing strategy that will determine how much advertising and promotion spending will take place in subsequent periods. The spending on public relations and advertising and promotions increased to $216,476 in the second quarter of 2006 from nil last year. The Company signed an agreement with a new firm late in the first quarter to assist in public relations and investor relations. This company received stock compensation with a fair value of $80,300 as a signing bonus

GENERAL AND ADMINISTRATIVE EXPENSES

      The Company's general and administrative expenses increased to $205,395 for the six months ended June 30, 2006 from $94,959 for the same period last year an increase of $110,436. The Company accrued fees of $25,006 for its directors in the first quarter of 2006 which had not been accrued in the prior year. The occupancy costs increased by $2,403 from $21,842 in 2005 to $24,245 in 2006 due to increases in monthly rent. Reductions in legal consulting fees were partially offset by an increase in audit fees. The Company is focusing on further reducing professional fees in future periods.

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


RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

      The year to date results of fiscal 2006 the operating loss, before other income and expenses, increased by $2,094,399 to $3,326,885 from $1,232,486 in the same period of 2005. After the net impact of other income and expenses the net loss for the quarter ended June 30, 2006 was $3,326,885 ($0.22 per share) compared to a net loss of $877,412 ($0.07 per share) for the same period in the preceding year.

REVENUE

      Total revenue increased by $43,970 from $153,598 for the year to date period ended June 30, 2005 to $197,568 for the same period ended June 30, 2005, an increase of 29%. Professional services revenue increased by $29,823 from $99,289 for the year to date period in 2005 to $129,112 in the same period of fiscal 2006.

      User fees and royalties are based on number of users and are recognized monthly. User fees and royalties increased by $14,146 from $54,309 for the year to date period in 2005 to $68,455 in the same period of 2006.

OPERATING EXPENSES

      Total operating expenses increased $605,891 from $1,028,066 for the year to date ended June 30, 2005 to $1,633,957 for the same period ended June 30, 2006, an increase of 59%. Operating expenses are grouped into Research and development, Sales and marketing and General and administrative. The change in each of these groupings is described below:

RESEARCH AND DEVELOPMENT

      The total research and development costs decreased by $6,600 to $607,581 in the year to date of 2006 from $614,181 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation increased from $614,181 in 2005 to $618,683 in 2006 an increase of $4,502 (0.7%). This increase reflects the need for resources to continue to extend the capability of the product and to support the increased in product development activities and customer deployments.

SALES AND MARKETING

      Total sales and marketing expenses increased by $330,975 to $470,695 in the year to date of fiscal 2006 from $139,720 in the previous year. The Company is currently developing its marketing strategy that will determine how much advertising and promotion spending will take place in subsequent periods. The increase is attributable to spending on public relations, investor relations and advertising which increased in the first two quarter of 2006.. The Company signed an agreement with a high profile firm to assist in public relations and investor relations. This company received stock compensation with a fair value of $80,300 as a signing bonus

GENERAL AND ADMINISTRATIVE EXPENSES

      The Company's general and administrative expenses increased to $709,552 for the six months ended June 30, 2006 from $274,165 for the same period last year an increase of $435,387. Administrative salaries and benefits increased by $301,552, due to a stock bonus paid to the CEO of $255,000 and an allocation of approximately $50,000 of the CEO's salary that had been recorded in R&D in prior periods. The Company accrued fees of $25,006 for its directors in the first half of 2006 which had not been accrued in the prior year. The occupancy costs increased by $4,806 from $43,684 in 2005 to $48,490 in 2006 due to increases in monthly rent. Reductions in legal consulting fees were partially offset by an increase in audit fees. The Company is focusing on further reducing professional fees in future periods. The insurance expense increased by $37,902 in the first quarter of 2006 for directors and officer coverage the company acquired. The Company had not previously had this form of coverage.

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

FINANCIAL CONDITION

      Total assets increased $1,085,279 from $719,859 as at December 31, 2005 to $1,805,138 as at June 30, 2006:

      o Cash increased by $347,471 due to funds raised in the issuance of senior convertible notes.

      o Marketable securities increased by $10,830 through unrealized gains from an increase in the market price of marketable securities held for sale.

      o Investment tax credits increased by $21,279 from additional investment tax credits accrued in the quarter.

      o Deferred financing costs increased by $364,888 comprised of legal fees of $58,942, corporate finance fees of $241,778 and warrants issued in connection with financing with a fair value of $129,500 less amortization of $65,332.

      o Property, plant and equipment increased by $7,102 from additional computer equipment leased in the quarter.

      Total liabilities increased $4,526,459 from $2,124,704 at December 31, 2005 to $6,651,163 as at March 31, 2006. At March 31, 2006 accounts payable and accrued liabilities decreased by $435,769 to $703,722 at March 31, 2006 from $1,139,491 at the end of the fiscal 2005. The factors impacting this change include:

      o a reduction in trade accounts payable of $13,746 from December 31, 2005 to March 31, 2006,

      o the payment of a common stock bonus accrued to the CEO of $255,000 in 2005,

      o an accrual for director's compensation of $24,740 in the first quarter of 2006,

      o     accrued interest of $12,379 in the first quarter of 2006,

      o a decrease in the professional fee accrual of $76,804 at the end of March 31, 2006 as fees accrued at year end are paid down,

      o a writedown of accounts payable of $27,790 from a negotiated settlement in the first quarter of 2006,

      o a decrease in statutory liabilities for employee tax deductions and sales tax of $96,591 from December 31, 2005,

      o an increase of $12,043 in other miscellaneous accruals at March 31, 2006 compared to the prior year, and

      o an increase of $5,796,030 attributable to the accounting for derivative instruments relating to convertible notes.

      Short term borrowings were paid out decreasing the amount by $45,171 from $45,171 at the end of March 31, 2006.. The obligation under capital leases increased by $7,805 from $30,079 at the end of fiscal 2005 to $37,884 at the end of March 2006 as the Company leased additional computer equipment. The Company issued senior convertible notes totaling $3,500,000 in the first quarter of 2006. Securities subscriptions of $858,000 received during December, 2005 were rolled into this note issue.

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


      For the period ended June 30, 2006, cash used in operating activities totaled $650,119, primarily as a result of operating losses. This amounts compares to $98,339 used in operations in the first quarter of 2005. These losses were funded by an increase in financing activities of $2,401,989. The Company raised funds in an issuance of senior convertible notes of $2,642,000, an increase in short term borrowings of $57,016 and the issuance of shares of $6,394. These funds raised were partially offset by financing costs of $300,720 and lease payments of $2,701 during the quarter. In the first quarter of fiscal 2005 the Company generated $324,200 from the sale of marketable securities offset by repayments on short term borrowings of $162,703 and repayments of capital lease obligations of $5,197.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER    DESCRIPTION
--------------------------------------------------------------------------------
31.1              Certification by Chief Executive Officer and Principal
                  Financial Officer, required by Rule 13a-14(a) or Rule
                  15d-14(a) of the Exchange Act
32.1              Certification by Chief Executive Officer and Principal
                  Financial Officer, required by Rule 13a-14(b) or Rule
                  15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 21, 2006                      BY:      /s/ Jeffery Halloran
                                                     ----------------------
                                                     Jeffery Halloran
                                                     President/CEO/Director