Form 10QSB/A
period 2006-06-30
PHANTOM FIBER CORP
filed 2006-08-24
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB/A

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as August 23, 2006: 14,810,132 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes ☐       No ☒

Phantom Fiber Corporation

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the second quarter ended June 30, 2006, as initially filed with the Securities and Exchange Commission on August 21, 2006, is being filed to correct typographical errors made in the initial filing.

Phantom Fiber Corporation

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at June 30, 2006 and December 31, 2005

	June 30,	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$678,521	$269,410
Short term investment	513,360	--
Accounts receivable - net	89,043	68,063
Marketable securities	51,330	40,500
Investment tax credit receivable	165,168	134,659
Prepaid expenses and other receivables	30,804	69,636

Total current assets	1,528,226	582,268

Deferred financing costs	391,996	92,440

Property, Plant and Equipment	50,084	45,151

TOTAL ASSETS	$1,970,306	$719,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities	$589,066	$1,139,491
Unearned revenue	--	51,963
Short term borrowings	--	45,171
Current portion of obligation under capital leases	18,541	14,795

Total current liabilities	607,607	1,251,420

Obligation under capital leases	16,635	15,284
Securities subscriptions received	--	858,000
Derivative instruments	5,308,347	--
Senior convertible note	25,719	--
TOTAL LIABILITIES	5,958,308	2,124,704

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficiency)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares, issued and outstanding.	--	--

Common stock , $.001 par value, 400,000,000 shares authorized, 14,810,132 shares, issued and outstanding; (13,890,464 shares, December 31, 2005).	14,810	13,890
Additional paid-in capital	4,639,696	3,811,881
Accumulated deficit	(8,705,208)	(5,221,874)
Accumulated other comprehensive gain (loss)	62,700	(8,742)

Total stockholders’ equity (deficiency)	(3,988,002)	(1,404,845)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,970,306	$719,859

See accompanying notes.

Phantom Fiber Corporation

Consolidated Statements of Operations and Comprehensive Loss
Six month periods ended June 30, 2006 and June 30, 2005

	2006	2005
	(Unaudited)	(Unaudited)
Revenue
Professional services	$130,868	$99,289
User fees and royalties	68,455	54,309

	199,323	153,598
Operating expenses:
Research and development	602,881	614,181
Sales and marketing	290,547	139,720
General and administrative	707,552	274,165

Total operating expenses	1,600,980	1,028,066

Operating loss before other income (expenses)	(1,401,657)	(874,468)

Other income (expenses)
Loss on disposal of marketable securities	(19,014)	(373,786)
Loss on settlement and write off of accounts payable	(4,292)	--
Amortization of deferred financing costs	(130,664)	--
Interest expense on derivative instruments	(1,808,347)	--
Interest expense	(40,368)	(59,560)
Interest revenue	3,989	6,024
Earnout on sale of battery business	--	56,500
Gain (loss) on foreign exchange	(82,981)	12,804
Net loss	(3,483,334)	(1,232,486)

Other comprehensive income :
Unrealized gain on marketable securities	--	354,037
Foreign exchange translation gain	85,220	1,037

Comprehensive loss	$(3,398,114)	$(877,412)
Loss per share:
Weighted average number of common shares outstanding	14,691,166	13,307,593
Loss per share, basic and diluted	$(0.24)	$(0.09)

See accompanying notes

Phantom Fiber Corporation

Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended June 30, 2006 and June 30, 2005

	2006	2005
	(Unaudited)	(Unaudited)
Revenue
Professional services	$50,720	$76,303
User fees and royalties	39,994	29,867

	90,714	106,170

Operating expenses:

Research and development	360,368	359,302
Sales and marketing	132,390	59,774
General and administrative	179,254	94,959

Total operating expenses	672,012	514,035

Operating loss before other income (expenses)	(581,298)	(407,865)

Other income (expenses)
Loss on disposal of marketable securities	(19,014)	--
Loss on settlement and write off of accounts payable	(129)	--
Amortization of deferred financing costs	(65,332)	--
Interest recovered on derivative instruments	499,023	--
Interest expense	(24,222)	(37,689)
Interest revenue	2,562	295
Settlement of loan obligation	--	12,578
Earnout on sale of battery business	--	56,500
Gain (loss) on foreign exchange	(83,659)	12,453
Net loss	(272,069)	(363,728)

Other comprehensive income (loss):
Unrealized gain on marketable securities	(466)	15,400
Foreign exchange translation gain	114,978	14,077

Comprehensive loss	$(157,557)	$(334,251)
Loss per share:
Weighted average number of common shares outstanding	15,017,451	13,307,593
Loss per share - basic and diluted	$(0.02)	$(0.03)

See accompanying notes

Phantom Fiber Corporation

Consolidated Statements of Cash Flows
Six month periods ended June 30, 2006 and June 30, 2005

	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Loss	$(3,483,334)	$(1,232,486)
Add back items not requiring (providing) cash:
Depreciation and amortization	136,684	6,922
Loss on sale of securities	19,014	373,786
Stock-based compensation expense	80,300	--
Bonus paid in stock	255,000	--
Recovery of expenses resulting from return of common stock	(96,000)	--
Loss on settlement and write off of debt	4,163	--
Interest expense - on derivative instruments	1,834,066	--
Common stock issued for debt reduction and services	21,416	480,072
Earnout on sale of battery business	--	(56,500)

Changes in operating assets and liabilities
Accounts receivable	(20,980)	(68,769)
Investment tax credit receivable	(30,509)	304,386
Prepaid expenses and other receivables	22,356	(11,958)
Accounts payable and accrued liabilities	(154,454)	(312,768)
Unearned revenue	(51,963)	--
Bank overdraft	--	2,618
	(1,464,241)	(514,697)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	6,394	--
Costs incurred to secure financing	(300,720)	--
Issuance of senior convertible notes	2,642,000	--
Repayment of capital lease obligation	(5,409)	--
Increase (decrease) in short term borrowings	(45,171)	(333,190)
Issuance of common stock	--	300,000
	2,297,094	(33,190)
Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	5,000	527,450
Purchase of fixed assets	(602)	--
Purchase of short term investments	(513,360)	--
	(508,962)	527,450

Foreign currency translation adjustment gain	85,220	1,037

Increase (decrease) in cash	409,111	(19,400)

Cash, beginning of period	269,410	19,400

Cash, end of period	$678,521	$--

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Six month periods ended June 30, 2006 and June 30, 2005

	2006 (Unaudited)	2005 (Unaudited)
Interest paid	$3,250	$--

Non cash transactions:
Marketable securities disposed of in settlement of debt	--	53,250
Proceeds from sale of marketable securities	--	275,800
Common shares issued on conversion of debenture	--	93,170
Common shares issued in settlement of accounts payable	338,216	247,463
Common shares issued in settlement of short term borrowings	--	58,130
Common shares issued in settlement for services	46,414	107,978
Common shares issued for bonus	255,000	--
Stock-based compensation	93,400	--
Stock-based compensation recorded as deferred finance expense	129,500	--
Property, plant and equipment through capital leases	10,351	--
Common shares issued of settlement for services	36,000	--
Common shares received for settlement of receivable	54,575
Marketable securities received for services rendered	17,500

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

Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 8,370,537 (167,410,735 pre-consolidation of shares) shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 1,374,107 (after consolidation of shares) shares had been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction was accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets were recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $1.60 per share (being $0.08 per share restated for a 1 for 20 reverse stock split which became effective May 5, 2005) , the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

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

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $ 8,705,208 as at June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

Note 2.	Summary of Significant Accounting Policies

a)	Basis of presentation

The accompanying unaudited financial statements as of, and for the three and six month periods ended June 30, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2005, is derived from Phantom Fiber Corporation (the “Company”) financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or any portion thereof.

b)	Use of estimates

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

c)	Revenue recognition

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006

Note 2.	Summary of Significant Accounting Policies (continued)

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

d)	Net loss per share

For six month periods ended June 30, 2006 and 2005, net loss per share has been computed using the net loss for the period divided by the weighted average number of shares outstanding as adjusted for a 1 for 20 reverse stock split effective May 5, 2005. Dilutive earnings per share considers the dilutive impact of the exercise of outstanding stock options and warrants as if the events had occurred at the beginning of the period, or at a time of issuance, if later. When the effect of computing diluted loss per share is anti-dilutive this information is not provided.

e)	Foreign currency

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

f)	Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

g)	Deferred financing costs

Costs directly identifiable with the raising of debt is recorded as deferred financing costs. These deferred costs will be amortized over the term of the debt financing to which the costs relate. Deferred financing costs consist primarily of corporate finance fees and legal fees.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006

Note 2.	Summary of Significant Accounting Policies (continued)

h)	Stock options

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 6(d)).

Note 3.	Marketable Securities

The Company’s available for sale marketable securities consist of the following:

		Original	Carrying	Unrealized
	Number	Cost	Value	Gain/ (Loss)
June 30, 2006:
Midland International Corporation	1,000,000	$51,330	$51,330	$--

		$51,330	$51,330	$--
December 31, 2005:
Midland International Corporation	650,000	$32,500	$32,500	$--
Wireless Age Communications Inc.	25,000	24,014	8,000	$(16,014)
		$56,514	$40,500	$(16,014)

Note 4.	Short Term Borrowings

	June 30	December 31
	2006	2005
Advance from a shareholder, repayable on demand, unsecured and non-interest bearing	$--	$45,171

Note 5.	Notes Payable

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

400,000,000 voting common shares, $0.001 par value
10,000,000 preferred shares

Issued and outstanding (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005) at June 30, 2006: 14,810,132 (December 31, 2005: 13,890,464)

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

The Company has granted 9,614,998 (after consolidation of shares) warrants to purchase an aggregate of 1,731,538 (after consolidation of shares) common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at June 30, 2006 are as follows:

	Number	Weighted average
	of warrants	exercise price

January 1, 2004	436,780	$7.58	-
Warrants granted	750,000	1.68	-
Warrants expired	(311,376)	(10.00)	-

December 31, 2004	875,404	$3.85	-
Warrants granted	968,634	2.58	-
Warrants expired	(112,500)	(0.62)	-

December 31, 2005	1,731,538	$2.25	-
Warrants granted	7,983,460	1.04	-
Warrants expired	(100,000)	(3.00)	-

June 30, 2006	9,614,998	$1.24	--
			Expiry Date
Comprised of:
	750,000	$1.68	July 7, 2006 (a)
	5,108	10.00	August 13, 2006
	3,898	10.00	October 8, 2006
	3,898	10.00	November 20, 2006
	200,000	1.51	November 30, 2007
	18,634	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010 (b)
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	100,000	1.00	February 1, 2007
	100,000	2.00	February 1, 2007

	9,614,998	$1.24	-

(a)	Warrants issued on July 7, 2004 in connection with the Reverse Acquisition described in note 1(b) to purchase 750,000 common shares at $1.68.

(b)	Warrants issued on December 15, 2005 to the President and Chief Executive Officer in connection with satisfaction of terms specified in an employment agreement dated February 4, 2004.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006

Note 6.	Capital Structure (continued)

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

On March 27, 2006, the Company issued 500,000 restricted common shares to the CEO in fulfillment of a bonus stemming from previous efforts. These shares were valued at the fair market value of $0.51 and were charged to operations with a corresponding credit to additional paid in capital.

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

On June 23, 2006, at a duly held Annual Meeting of the shareholders of the Company, the shareholders approved the authorization of 10,000,000 preferred shares. None of these shares have been issued or are outstanding

On June 27, 2006 for full and final consideration of a receivable owing in the amount of approximately $55,000 the Company accepted the return of 185,000 common shares of the Company which were then returned to the transfer agent and removed from circulation.

On June 27, 2006 the Company received 95,000 shares of its common stock which was returned from a law firm. The shares had been issued in August, 2005 as payment for services rendered. However, due to the decline in the share price, the Company paid the outstanding amount and the shares were returned which were then returned to the transfer agent and removed from circulation.

On June 27, 2006 the Company returned 25,000 shares of its common stock to the transfer agent and they were removed from circulation. The shares were being held as final payment for consulting services originating from an agreement signed in August, 2005. The agreement has expired and therefore the shares have been returned to the transfer agent.

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

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable periods.

	For the six months ended June 30, 2005	For the three months ended June 30, 2005
Net loss, as reported	$(1,232,486)	$(363,728)
Add: Stock-based compensation included in reported net loss	--	--
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	(10,000)	(5,000)
Pro forma net loss	$(1,242,486)	$(368,728)
Net loss per share:
Basic and diluted loss per share - as reported	$(0.09)	$(0.03)
Basic and diluted loss per share - pro forma	$(0.09)	$(0.03)

A summary of the changes in the Company’s stock option plan for the three month period ended June 30, 2006 is as follows:

		6 months June 30 2006			December 31 2005
	Number of shares	Weighted average exercise price	Number of shares		Weighted average exercise price
Balance at beginning of period	567,500	$0.41	580,000		$0.35
Options granted	--	--	75,000(a	)	1.03
Options cancelled	--	--	(87,500)		(0.50)
Options exercised	(20,625)	(0.31)	--		--

Balance, end of period	546,875	0.42	567,500		0.41

Exercisable, end of period	546,875	$0.42	567,500		$0.41

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements (unaudited)
Six months ended June 30, 2006

Note 6.	Capital Structure (continued)

Exercise Price	Number of options outstanding		Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	446,875		0.89	$0.23	446,875	$0.23
0.99	37,500(a	)	0.71	0.99	37,500	0.99
1.08	37,500(a	)	0.71	1.08	37,500	1.08
2.00	25,000		5.41	2.00	25,000	2.00
$0.23 - $2.00	546,875		0.97	$0.42	546,875	$0.42

(a) Options issued on December 15, 2005 to a director for consulting services rendered for the period November 1, 2004 to April 30, 2005.

There was no intrinsic value of options exercised during the six months ended June 30, 2006 as the share price and option prices were the same.

Note 7.	Senior Convertible Notes

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

The Company has accounted the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000, the value of the notes. The debt discount will be amortized using the effective interest rate method over the life of the underlying debt accordingly, the effective interest rate for the debt is 507%. The cash paid of $241,778 and the value of the warrants of $129,500 issued to the private agent have been accounted as deferred financing cost and the warrants have been accounted as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.

As of June 30, 2006, the liability for the value of the warrants conversion and option was “marked to market” and the difference of $450,654 and $267,146, respectively have been accounted for as a reduction to the interest expense on derivative instruments initially recognized in the condensed consolidated statement of operations. The liability for the value of the conversion option and warrants will be “marked to market ”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

Note 8.	Related Party Transactions

An officer of the Company provided $16,507 to fund operations of the Company (December 31, 2005 - $45,171). This loan is unsecured, non-interest bearing, has no formal repayment terms and is therefore disclosed as a current liability under short term borrowings. In the first quarter a person related to the Chief Executive Officer provided a short term loan to the Company of $85,680. These amounts were paid in full in the second quarter.

Included in accounts payable and accruals at December 31, 2005, is an amount of $5,484 owing to a company directly controlled by the spouse of the CEO for legitimate services rendered. Also included in accounts payable and accruals is an amount of $147,686 ($412,056 - December 31, 2005) due to an officer for services rendered during the period, representing unpaid compensation due to the officer.

Note 9.	Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

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

Current Business and Outlook

Phantom Fiber provides wireless technology products and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution for multiple mobile platforms. The Company’s customers include cellular network carriers such as Wind (Italy), Vodophone and Telus Mobility (Canada), and several online gaming, horse racing, fixed odd game providers and sports book service providers companies including Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, Kiron Interactive, Bet Options, Tribeca Tables, Wager Works, GTS, Orbis, CaribSports, IQ-Ludorum, and Parlay Entertainment. In this most recent quarter we also signed Finsoft PLC and Bid Nation Ltd. both of which are UK based companies, which broadens our European exposure and further expands our product offering. We also successfully deployed Excapsa’s Poker software for their largest client UltimateBet Poker. This was our first production release of an integrated multi-user poker product. Similar to other agreements, these agreements are multi-year and includes an ongoing revenue sharing model. The Company also has clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), logistics and distribution software providers, and the security and remote-monitoring industries.

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

As we described in previous filings, we have now incorporated a number of functions that are directed towards the gaming industry. These functions includes affiliate tracking; multi-lingual and multi-currency support; enhanced bandwidth optimization; integrated refer-a-friend; online registration; a simplified single click install wizard; enhanced client tracking and interactive technical support. Our management believes this additional functionality further separates us from the competition. It is our goal for 2006 to exploit these key technical differentiators and secure a larger market share in the gaming sector. The Company has determined that by working closer with its client operators it can significantly influence adoption by end users. Over the past three months the Company’s marketing team has been altered and enhanced to support the existing and growing client base to serve these needs. By successfully recruiting resources directly from the gaming sector, we are now in a position to provide more industry specific marketing skills which we feel will result in a greater adoption and product usage rate.

Our stated goal for this year remains to deploy the backlog of sites we have amassed through our existing contracts and to work much closer with the site operators in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners or clients software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which makes up the companies backlog. In order to address this backlog the Company focused on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. We have also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

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

In early 2006 we successfully completed a $3.5M convertible debt financing. The intended use of these funds are to expand our geographic reach and increasing the depth of our technical and sales teams. We also successfully completed the registration of the underlying shares of common stock from this financing. Since that time the Company has begun executing on those goals. Over the past 3 months we have opened offices in New York and in San Jose, Costa Rica. The resources in Costa Rica can work closely with several of our operators and clients that are based out of this location. It is our intention to continue this expansion into the European market, specifically London, England. In the most recent quarter the Company also retained the services of a professional investor relations firm and public relations firm to increase our global corporate awareness both on a brand strategy and from an investors strategy.

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

Results of operations three months ended June 30, 2006 and June 30, 2005

In the second quarter of fiscal 2006 the operating loss, before other income and expenses, increased by $173,433 to $581,298 from $407,865 in the second quarter of 2005. After the net impact of other income and expenses the net loss for the quarter ended June 30, 2006 was $272,069($0.02 per share) compared to a net loss of $363,728 ($0.03 per share) for the same period in the preceding year a decrease of $91,659.

Revenue

Total revenue decreased by $15,456 from $106,170 for the quarter ended June 30, 2005 to $90,714 for the quarter ended June 30, 2006, an decrease of 14.6%. Professional services revenue decreased by $25,583 from $76,303 in the second quarter of 2005 to $50,720 in the second quarter of fiscal 2006.

User fees and royalties are based on the number of users and are recognized monthly. Revenue from user fees and royalties increased by $10,127 from $29,867 for the quarter ended June 30, 2005 to $39,994 for the quarter ended June 30, 2006, an increase of 34%.

Operating expenses

Total operating expenses increased $157,977 from $514,035 for the quarter ended June 30, 2005 to $672,012 for the quarter ended June 30, 2006, an increase of 31%. Operating expenses are grouped into Research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $1,066 to $360,368 in the first quarter of 2006 from $359,302 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation decreased from $359,302 in 2005 to $357,710 in 2006 a decrease of $1,592 (.4%). The Company had 4 more people in the second quarter of 2006 compared to the same period last year however this resulted in a minimal increase as higher salaried employees were replaced with similar yet lower paid salaried employees.

Sales and marketing

Total sales and marketing expenses increased by $72,616 to $132,390 in the second quarter of fiscal 2006 from $59,774 in the previous year representing an increase of 121%. Sales and marketing salaries and benefits increased by 11% from $59,774 in 2005 to $66,214 in 2006. The Company had four people in the sales and marketing department throughout the second quarter in 2006, the same as the previous year for the same period. The Company is currently developing its marketing strategy that will determine how much advertising and promotion spending will take place in subsequent periods. The spending on public relations and advertising and promotions increased to $36,329 in the second quarter of 2006 from nil last year. The Company signed an agreement with a new firm late in the first quarter to assist in public relations and investor relations. This company received stock compensation with a fair value of $80,300 as a signing bonus

General and administrative expenses

The Company’s general and administrative expenses increased to $179,254 for the three months ended June 30, 2006 from $94,959 for the same period last year an increase of $84,295. The Company had over accrued fees for its directors in the first quarter of 2006 of $13,114 which was adjusted in the current quarter. The occupancy costs increased by $2,403 from $21,842 in 2005 to $24,245 in 2006 due to increases in monthly rent. Reductions in legal consulting fees were partially offset by an increase in audit fees. The Company is focusing on further reducing professional fees in future periods.

Other income and expenses

The Company sold marketable securities in the second quarter of the current year and recorded a loss of $19,014 In the first quarter of 2006 the Company issued shares to pay for accounts payable that had a market value in excess of the outstanding balances. The excess value has been recorded as a loss on settlement. This loss was offset by a gain recognized on the settlement of an account for cash payment. The Company settled a short term loan in the first quarter of 2005 resulting in a loss on debt settlement of $12,578. The Company repaid a number of interest bearing obligations during fiscal 2005 as a result the interest expense in the second quarter of fiscal 2006 is lower than in the same period last year. In the second quarter of 2006 the Company received interest of $2,562 on surplus cash balances invested in interest bearing deposits.

Results of operations six months ended June 30, 2006 and June 30, 2005

The year to date results of fiscal 2006 the operating loss, before other income and expenses, increased by $527,189 to $1,401,657 from $874,468 in the same period of 2005. After the net impact of other income and expenses the net loss for the six months ended June 30, 2006 was $3,483,334 ($0.24 per share) compared to a net loss of $1,232,486 ($0.09 per share) for the same period in the preceding year.

Revenue

Total revenue increased by $45,725 from $153,598 for the year to date period ended June 30, 2005 to $199,323 for the same period ended June 30, 2005, an increase of 30%. Professional services revenue increased by $31,579 from $99,289 for the year to date period in 2005 to $130,868 in the same period of fiscal 2006.

User fees and royalties are based on the number of users and are recognized monthly. User fees and royalties increased by $14,146 from $54,309 for the year to date period in 2005 to $68,455 in the same period of 2006 which represents an increase of 26%.

Operating expenses

Total operating expenses increased $572,914 from $1,028,066 for the year to date ended June 30, 2005 to $1,600,980 for the same period ended June 30, 2006, an increase of 56%. Operating expenses are grouped into Research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs decreased by $11,300 to $602,881 in the year to date of 2006 from $614,181 in the same period in the prior year. The number of resources in this area increased by 4 employees compared to the same period last year. This overall decrease in salaries includes additional salaries for new employees which is then offset by the allocation of approximately $100,000 of the CEO’s salary to general and administrative expenses that had been recorded in R&D in prior periods.

Sales and marketing

Total sales and marketing expenses increased by $150,827 to $290,547 in the year to date of fiscal 2006 from $139,720 in the previous year. The sales and marketing salaries decreased by $30,131 from $139,720 in 2005 to $109,589 in 2006. The Company is currently developing its marketing strategy that will determine how much advertising and promotion spending will take place in subsequent periods. The increase is attributable to spending on public relations, investor relations and advertising which increased in the first two quarter of 2006 to $134,975 in 2006 from no costs in the same period of the previous year. The Company signed an agreement with a high profile firm to assist in public relations and investor relations. This company received stock compensation with a fair value of $80,300 as a signing bonus

General and administrative expenses

The Company’s general and administrative expenses increased to $707,552 for the six months ended June 30, 2006 from $274,165 for the same period last year an increase of $433,387. Administrative salaries and benefits increased by $109,630, an allocation of approximately $100,000 of the CEO’s salary that had been recorded in R&D in prior periods. The Company accrued fees of $11,892 for its directors in the first half of 2006 which had not been accrued in the prior year. The occupancy costs increased by $4,806 from $43,684 in 2005 to $48,490 in 2006 due to increases in monthly rent. Increases in both legal consulting fees and audit fees increased due to the services required in the closing of the recent financing. The Company also increased its insurance coverage including a Directors and Officers insurance package in the amount of $39,083 which had never previously been in place. The Company is focusing on reducing professional fees in future periods. The insurance expense increased by $37,902 in the first quarter of 2006 for directors and officer coverage the Company acquired. The Company had not previously had this form of coverage.

Other income and expenses

The Company sold marketable securities in the second quarter of the current year and recorded a loss of $19,014 In the first quarter of 2006 the Company issued shares to pay for accounts payable that had a market value in excess of the outstanding balances. The excess value has been recorded as a loss on settlement. This loss was offset by a gain recognized on the settlement of an account for cash payment. The Company settled a short term loan in the first quarter of 2005 resulting in a loss on debt settlement of $12,578. The Company repaid a number of interest bearing obligations during fiscal 2005 as a result the interest expense in the first quarter of fiscal 2006 is lower than in the same period last year.

Financial Condition

Total assets increased $1,250,477 from $719,859 as at December 31, 2005 to $1,970,306 as at June 30, 2006:

•	Cash increased by $409,111 due to funds raised in the issuance of senior convertible notes.
•	$513,360 of the proceeds of the private placement are currently being held in no-risk short term investments.
•	Marketable securities increased by $10,830 through the receipt of 350,000 shares of Midland International shares as payment for services rendered.
•	Investment tax credits increased by $30,509 from additional investment tax credits accrued in the quarter.
•
Deferred financing costs increased by $299,556 comprised of legal fees of $58,942, corporate finance fees of $241,778 and warrants issued in connection with financing with a fair value of $129,500 less amortization of $130,664.

•	Property, plant and equipment increased by $4,933 from additional computer equipment leased in the period.

Total liabilities increased $3,833,604 from $2,124,704 at December 31, 2005 to $5,958,308 as at June 30, 2006.   At June 30, 2006 accounts payable and accrued liabilities decreased by $550,425 to $589,066 at June 30, 2006 from $1,139,491 at the end of the fiscal 2005. The factors impacting this change include:

•	a reduction in trade accounts payable of $64,846 from December 31, 2005 to June 30, 2006,
•	the payment of a common stock bonus accrued to the CEO of $255,000 in 2005,
•	an accrual for director’s compensation of $24,740 in the first quarter of 2006,
•	a write-down of accounts payable of $27,790 from a negotiated settlement in the first quarter of 2006,
•	a decrease in statutory liabilities for employee tax deductions and sales tax of $96,591 from December 31, 2005,
•	an increase of $37,596 in other miscellaneous accruals at June 30, 2006 compared to the prior year, and
•	an increase of $5,308,347 attributable to the accounting for derivative instruments relating to convertible notes.

Short term borrowings temporarily increased to approximately $100,000 in the first quarter of 2006 and all short term debts were paid out over the past six months decreasing the December 31, 2005 amount by $45,171 from $45,171 at the end of June 30, 2006. The obligation under capital leases increased by $5,097 from $30,079 at the end of fiscal 2005 to $35,176 at the end of June 2006 as the Company leased additional computer equipment. The Company issued senior convertible notes totaling $3,500,000 in the first quarter of 2006. Securities subscriptions of $858,000 received during December, 2005 were rolled into this note issue.

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

Liquidity and Capital Resources

The Company improved from a negative working capital of $669,152 at December 31, 2005 to positive working capital of $920,619 at June 30, 2006 representing an improvement of $1,589,771. The improvement was primarily the result of funds raised in an issue of senior convertible notes of $2,642,000 and a reduction in accounts payable of $305,973 paid with common stock. As of June 30, 2006, the Company had cash and cash equivalents of $678,521 compared with cash and cash equivalents of $269,410 at the end of the prior year.

For the period ended June 30, 2006, cash used in operating activities totaled $1,464,241, primarily as a result of operating losses. This amounts compares to $514,697 used in operations in the first half of 2005. These losses were funded by an increase in financing activities of $2,297,094. The Company raised funds in an issuance of senior convertible notes of $2,642,000, and decrease in short term borrowings of $45,171 and the proceeds from stock options of $6,394. These funds raised were partially offset by financing costs of $300,720 and lease payments of $5,409 during the quarter. In the first half of fiscal 2005 the Company generated $300,000 from the issuance of common stock offset by repayments on short term borrowings of $333,190.

During the first half quarter of 2006 the Company completed a private placement of senior convertible notes and warrants for gross proceeds received during 2006 of $2,642,000. Based on current cash resources and other current assets, management believes the Company has sufficient liquidity to fund operations for the next twelve months.

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

DATE: August 23, 2006	By:	/s/ Jeffery Halloran
Jeffery Halloran
President/CEO/Director