Form 10QSB
period 2006-09-30
PHANTOM FIBER CORP
filed 2006-11-14
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as November 14, 2006: 14,923,504 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

Phantom Fiber Corporation

INDEX

PART I	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss	4 - 5
	Condensed Consolidated Statements of Cash Flows	6 - 7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis or Plan of Operation	21

Item 3.	Controls and Procedures	26

PART II	Other Information

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signature		29

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at September 30, 2006 and December 31, 2005

	September 30,	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$79,141	$269,410
Short term investment	516,292	—
Accounts receivable - net	99,249	68,063
Marketable securities	51,523	40,500
Investment tax credit receivable	259,373	134,659
Prepaid expenses and other receivables	37,312	69,636

Total current assets	1,042,890	582,268

Deferred financing costs	306,262	92,440

Property, Plant and Equipment	57,818	45,151

TOTAL ASSETS	$1,406,970	$719,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities	$424,161	$705,483
Accounts payable and accrued liabilities to related parties	148,531	434,008
Unearned revenue	32,396	51,963
Short term borrowings from related party	—	45,171
Current portion of obligation under capital leases	22,113	14,795

Total current liabilities	627,201	1,251,420

Obligation under capital leases	16,329	15,284
Securities subscriptions received	—	858,000
Derivative instruments	2,176,720	—
Senior convertible note	58,329	—
TOTAL LIABILITIES	2,878,579	2,124,704

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficiency)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares, issued and outstanding.	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 14,923,504 shares, issued and outstanding; (13,890,464 shares, December 31, 2005).	14,923	13,890
Additional paid-in capital	4,845,888	3,811,881
Accumulated deficit	(6,379,387)	(5,221,874)
Accumulated other comprehensive gain (loss)	46,967	(8,742)

Total stockholders’ equity (deficiency)	(1,471,609)	(1,404,845)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,406,970	$719,859

See accompanying notes.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Nine month periods ended September 30, 2006 and September 30, 2005

	2006	2005
	(Unaudited)	(Unaudited)
Revenue
Professional services	$136,072	$109,706
User fees and royalties	103,960	85,917
	240,032	195,623
Operating expenses:
Research and development	839,002	832,353
Sales and marketing	481,382	240,263
General and administrative	1,059,425	414,845
Total operating expenses	2,379,809	1,487,461
Operating loss before other income (expenses)	(2,139,777)	(1,291,838)
Other income (expenses)
Loss on disposal of marketable securities	(19,014)	(373,786)
Gain on settlement and write off of accounts payable	29,708	31,094
Amortization of deferred financing costs	(183,758)	—
Change in value of derivative instruments	1,323,280	—
Interest expense	(87,415)	(177,655)
Interest revenue	7,574	6,066
Earnout on sale of battery business	—	82,500
Loss on foreign exchange	(88,111)	(8,013)
Net loss	(1,157,513)	(1,731,632)
Other comprehensive income :
Unrealized gain on marketable securities	16,014	295,737
Foreign exchange translation gain (loss)	39,695	(32,279)
Comprehensive loss	$(1,101,804)	$(1,468,174)
Net loss per share:
Weighted average number of common shares outstanding	14,768,907	13,459,355
Loss per share, basic and diluted	$(0.08)	$(0.13)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three month periods ended September 30, 2006 and September 30, 2005

	2006	2005
	(Unaudited)	(Unaudited)
Revenue
Professional services	$5,204	$10,417
User fees and royalties	35,505	31,608
	40,709	42,025
Operating expenses:
Research and development	236,121	218,172
Sales and marketing	190,835	100,543
General and administrative	351,873	140,680
Total operating expenses	778,829	459,395

Operating loss before other income (expenses)	(738,120)	(417,370)

Other income (expenses)
Gain on settlement and write off of accounts payable	34,000	31,094
Amortization of deferred financing costs	(53,094)	—
Change in value of derivative instruments	3,131,627	—
Interest expense	(47,047)	(118,095)
Interest revenue	3,585	42
Earnout on sale of battery business	—	26,000
Loss on foreign exchange	(5,130)	(20,817)
Net income (loss)	2,325,821	(499,146)

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(58,300)
Foreign exchange translation loss	(29,511)	(33,316)

Comprehensive gain (loss)	$2,296,310	$(590,762)

Loss per share:
Weighted average number of common shares outstanding - basic	14,827,035	13,459,355
Weighted average number of common shares outstanding - fully diluted	15,027,257
Gain per share - basic	$0.16	$—
Gain per share - fully diluted	$0.15	—
Loss per share - basic and fully diluted		(0.04)

See accompanying notes

Phantom Fiber Corporation

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Nine month periods ended September 30, 2006 and September 30, 2005
	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Loss	$(1,157,513)	$(1,731,632)
Add back items not requiring (providing) cash:
Depreciation and amortization	192,594	9,928
Loss on sale of securities	19,014	373,786
Stock-based compensation expense	212,984	—
Bonus paid in stock	255,000	—
Gain on settlement and write off of debt	(30,746)	(31,094)
Interest expense recovery on derivative instruments	(1,323,280)	—
Accretion of interest expense	58,329
Common stock issued for debt reduction and services	62,414	—
Earnout on sale of battery business	—	(82,500)
Loss on write off of receivable	7,531	—
Provision for allowance for doubtful accounts	262	—
Loss on disposal of fixed asset	604	—
Accounts receivable settled with marketable securities	(17,500)	—

Changes in operating assets and liabilities
Accounts receivable	(96,919)	(145,238)
Investment tax credit receivable	(124,713)	353,340
Prepaid expenses and other receivables	32,324	14,000
Accounts payable and accrued liabilities	(109,364)	392,838
Unearned revenue	(19,567)	—
Bank overdraft	—	—
	(2,038,546)	(846,572)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	6,394	—
Costs incurred to secure financing	(268,080)	—
Issuance of senior convertible notes	2,642,000	—
Repayment of capital lease obligation	(12,154)	—
(Decrease) in short term borrowings	(45,171)	(224,332)
Issuance of common stock	—	300,000
	2,322,989	75,668
Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	5,000	803,250
Purchase of fixed assets	(1,591)	—
Purchase of short term investments	(516,293)	—
	(512,884)	803,250

Foreign currency translation adjustment gain	38,172	(32,279)

Increase (decrease) in cash	(190,269)	67

Cash, beginning of period	269,410	19,400

Cash, end of period	$79,141	$19,467

Phantom Fiber Corporation

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Nine month periods ended September 30, 2006 and September 30, 2005

	2006 (Unaudited)	2005 (Unaudited)
Interest paid	$11,885	$—

Non cash transactions:
Marketable securities disposed of in settlement of debt	—	53,250
Proceeds from sale of marketable securities	—	300,000
Common shares issued on conversion of debenture	—	93,170
Common shares issued in settlement of accounts payable	426,689	275,643
Common shares issued in settlement of short term borrowings	—	58,130
Common shares issued in settlement for services	—	209,977
Other comprehensive income	55,709	—
Stock-based compensation recorded as deferred finance expense	129,500	—
Property, plant and equipment through capital leases	20,516	—
Common shares received for settlement of receivable	57,942
Marketable securities received for services rendered	17,500

See accompanying notes

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 1. Description of Business and Basis of Presentation

a)	Description of Business

The business of Phantom Fiber Corporation (the “Company”) (formerly known as Pivotal Self Service Technologies Inc, Wireless Ventures Inc. and Hycomp, Inc.) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

The Company is engaged in the business of the sale and licensing of its proprietary wireless software platform and integration services. Phantom Fiber uses its software platform to extend the rich multimedia content and user experience of its customers’ existing Internet web sites securely and instantly to the Personal Digital Assistants (“PDA’s”) and cell phones of mobile users.

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

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately US$919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 5(a)).

The Company also issued stock options to replace 2,000,000 Phantom Fiber Corporation stock options existing prior to the merger. Each stock option will allow the holder to .275 post-merger common shares (550,000 common shares in aggregate) for an exercise price equal to the exercise price of the Phantom Fiber Corporation stock options previously held divided by .275, and with an expiry date and vesting provisions similar to those of the previously outstanding stock options.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 1. Description of Business and Basis of Presentation (continued)

c)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $ 6,379,387 as at September 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing for which there can be no assurance regarding the success thereof.

Note 2. Summary of Significant Accounting Policies

a)	Basis of presentation

The accompanying unaudited financial statements as of, and for the three and nine month periods ended September 30, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2005, is derived from Phantom Fiber Corporation’s (the “Company”) financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or any portion thereof.

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

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

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

Basic gain (loss) per share is computed by dividing net gain (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted gain (loss) per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. All per share amounts reflect the effect of the 1 for 20 reverse stock split effective May 5, 2005. Diluted loss per share for the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2005 is the same as basic loss per share, since the effect of including such potential Common Stock equivalents was anti-dilutive as the Company incurred losses for these periods. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2006 and 2005, have been excluded from the per share computations:

	September 30, 2006	September 30, 2005
Stock Options	1,702,898	492,500
Warrants	8,859,889	1,544,038
Convertible Notes Payable	7,000,000	—

e)	Foreign currency

The functional currency of the Company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at period-end exchange rates and income statement items are translated at the average of the exchange rates present during the period(s). Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity/(deficiency).

f)	Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of our Canadian dollar denominated subsidiary into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 2. Summary of Significant Accounting Policies (continued)

	Unrealized Gain (Loss) on Marketable Securities	Foreign Exchange Translation Gain (Loss)	Total Gain (Loss)
Beginning balance, January 1, 2006	$(16,014)	$7,272	$(8,742)
Adjustment on unrealized loss	16,014		16,014
Foreign exchange translation gain (loss)		39,695	39,695
Comprehensive gain (loss) for the year	16,014	39,695	55,709
Balance September 30, 2006	$0	$46,967	$46,967

g)	Deferred financing costs

Costs directly identifiable with the raising of debt are recorded as deferred financing costs. These deferred costs are amortized by the straight line method over the term of the debt financing to which the costs relate. Deferred financing costs consist primarily of corporate finance fees and legal fees.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 2. Summary of Significant Accounting Policies (continued)

h)	Stock options

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 5(d)).

i)	Recent Accounting Pronouncements:

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108. .

Statement of Financial Accounting Standard 158, Fair Value Measurements (“SFAS 158”):

On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 2. Summary of Significant Accounting Policies (continued)

FSP FAS 123(R )-5, Amendment of FASB Staff Position FAS 123(R)-1:

FSP FAS 123(R )-5 was issued on October 10, 2006 . The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

Note 3. Marketable Securities

The Company’s available for sale marketable securities consist of the following:

		Original	Carrying	Unrealized
	Number	Cost	Value	Gain/ (Loss)
September 30, 2006:
Midland International Corporation	1,000,000	$51,523	$51,523	$—

		$51,523	$51,523	$—
December 31, 2005:
Midland International Corporation	650,000	$32,500	$32,500	$—
Wireless Age Communications Inc.	25,000	24,014	8,000	$(16,014)
		$56,514	$40,500	$(16,014)

Note 4. Short Term Borrowings

	September 30 2006	December 31 2005

Advance from a shareholder, repayable on demand, unsecured and non-interest bearing	$—	$45,171

Note 5. Capital Structure

(a)	Authorized:
400,000,000 voting common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005) at September 30, 2006: 14,923,504 common shares (December 31, 2005: 13,890,464)

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 5.  Capital Structure (continued)

(b)	Warrants:

The Company has granted 8,859,889 (after consolidation of shares) warrants to purchase an aggregate of 8,859,889 (after consolidation of shares) common shares. All warrants are vested. The composition and exercise prices of the warrants outstanding at September 30, 2006 are as follows:

	Number	Weighted average
	of warrants	exercise price

January 1, 2004	436,780	$7.58
Warrants granted	750,000	1.68
Warrants expired	(311,376)	(10.00)

December 31, 2004	875,404	3.85
Warrants granted	968,633	2.58
Warrants expired	(112,500)	(0.62)

December 31, 2005	1,731,537	2.25
Warrants granted	7,983,460	1.04
Warrants expired	(855,108)	(0.53)

September 30, 2006	8,859,889	$1.20
			Expiry Date
Comprised of:
	3,898	$10.00	October 8, 2006
	3,898	10.00	November 20, 2006
	200,000	1.51	November 30, 2007
	18,633	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010(a)
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	100,000	1.00	February 1, 2007
	100,000	2.00	February 1, 2007

	8,859,889	$1.20

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 5. Capital Structure (continued)

(c)	Equity Transactions:

In February and March, 2006, the Company issued 632,043 restricted common shares for the settlement of professional services, accrued payroll expenses and prepaid services. These services included 61,593 restricted common shares issued on February 17, 2006 for inhouse accounting services, 25,000 restricted common shares were issued on March 27, 2006 for management consulting fees, 500,000 restricted common shares were issued for accrued employee bonuses to the CEO for milestones met through 2004 and 2005, and 45,450 restricted common shares were issued on March 13, 2006 for public document filing services. These shares were valued at the fair market value on the date of grant. A total of $384,632 was charged to operations with a corresponding credit to equity.

On March 27, 2006, the Company issued 500,000 restricted common shares to the CEO in fulfillment of a bonus stemming from previous efforts. These shares were valued at the fair market value of $0.51 and were charged to operations with a corresponding credit to equity.

On February 17, 2006 a previous employee exercised his option agreement to purchase 20,625 restricted common shares which had previously vested. A total of $6,394 was received with a corresponding credit to equity.

In March, 2006, as part of agreement for public relations services, investor relations services and document filing services the Company issued warrants to purchase 500,000 restricted common shares. The warrants which were valued at $93,400, range in exercise prices from $0.56 to $2.00 and expire in 1 to 10 years.

In March, 2006, as part of its agreement for the sale of its securities in a private placement transaction, the Company issued warrants to purchase 483,460 restricted common shares to the placement agent. The value of the underlying shares were recorded as deferred costs attributable to the private placement transaction and the warrants were valued at $129,500. The warrants are exercisable over 3 years and the exercise price ranges from $0.56 to $1.50.

On June 22, 2006, the Company issued 72,000 restricted shares to a placement agent in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants. See note 6, Senior Convertible Notes, for further information.

On June 23, 2006, at a duly held Annual Meeting of the shareholders of the Company, the shareholders approved the authorization of 10,000,000 preferred shares. None of these shares have been issued or are outstanding.

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

In September 2006 as part of an agreement to settle amounts due for legal services of approximately $14,000, the Company recorded the issuance of 17,800 shares.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 5. Capital Structure (continued)

(d)	Share - Based Payments:

In connection with the Reverse Acquisition described in note 1(b), the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 2,000,000 (after consolidation of shares) options.

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

As a result of the adoption of FAS 123 (R), the Company's results for the nine month period ended September 30, 2006 include share-based compensation expense totaling approximately $212,984. Of this amount, $119,584 represents the current quarter expense related to options granted to employees. The options were granted on July 14, 2006 and the vesting period ranges from immediately to 3 years. The compensation expense for these options will be recognized ratably over the vesting period. The remaining amount of $93,400 relates to services provided in prior periods. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses. No stock compensation expense was recorded under APB No. 25 for the nine months ended September 30, 2005.

150,000 stock options were issued to the CEO and certain employees and will vest should the company be profitable for the year ending December 31, 2006. Profitability is defined as earnings before interest, taxes, depreciation and amortization. Based on the nine months results for 2006 and the projections for the fourth quarter, management does not expect this criteria to be met and therefore no expense has been recognized for these options in these financial statements.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 5. Capital Structure (continued)

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the nine month periods was estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,	Three months ended September 30,
	2006	2006
Expected term (in years)	2.75 to 3.50	2.75 to 3.50
Expected stock price volatility	113% to 157%	113% to 157%
Risk free interest rate	4.95% to 5.05%	4.95% to 5.05%
Expected dividend yield	0%	0%
Estimated fair value per option granted	$0.361 to $0.419	$0.361 to $0.419

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 R had been applied to all outstanding and unvested awards in the prior year comparable period.

	For the nine months ended September 30, 2005	For the three months ended September 30, 2005
Net loss, as reported	$(1,731,632)	$(499,146)
Add: Stock-based compensation included in reported net loss	—	—
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	(15,000)	(5,000)
Pro forma net loss	$(1,746,632)	$(504,146)
Net loss per share:
Basic and diluted loss per share - as reported	$(0.13)	$(0.04)
Basic and diluted loss per share - pro forma	$(0.13)	$(0.04)

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 5. Capital Structure (continued)

A summary of the changes in the Company’s stock option plan for the nine month period ended September 30, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2006	567,500	$0.41	1.31	$62,282
Options granted	1,193,148 (a)	0.51	5.03
Options cancelled	(37,125)	0.23	—	—
Options exercised	(20,625)	(0.31)	—	—

Balance, September 30, 2006	1,702,898	0.49	5.68	62,282

Exercisable, September 30, 2006	722,548	$0.46	3.79	$62,282

(a)Options have been granted to the CEO and certain employees and will vest should the company be profitable for the year ended December 31, 2006. The amount of options is 150,000 and profitability is defined as earnings before interest, taxes, depreciation and amortization.

The fair value of the 1,193,148 employee stock options granted in the nine month period eneded September 30, 2006 was $383,100. As of September 30, 2006, there was $263,516 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 3 years.

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 5. Capital Structure (continued)

Exercise Price	Number of options outstanding		Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	409,750		2.37	$0.23	409,750	$0.23
0.50	250,000	(b)	5.58	0.50	—	0.50
0.51	943,148	(c)	6.24	0.51	212,798	0.51
0.99	37,500	(a)	0.21	0.99	37,500	0.99
1.08	37,500	(a)	0.21	1.08	37,500	1.08
2.00	25,000		4.91	2.00	25,000	2.00
$0.23 - $2.00	1,702,898		5.68	$0.49	722,548	$0.46

(a)	Options issued on December 15, 2005 to a director for consulting services rendered for the period November 1, 2004 to April 30, 2005.

(b)	225,000 options issued on May 1, 2006 to an employee. Also includes 25,000 options which have been issued and will vest only if the company is profitable for the year ending December 31, 2006.

(c)
Options issued on July 14, 2006 to directors, employees and board members. Also includes 125,000 options which have been issued and will vest only if the company is profitable for the year ended December 31, 2006.

Note 6. Senior Convertible Notes

On December 8, 2005, the Company received subscriptions of $858,000 for the sale of 1,560,000 shares of common stock and warrants from accredited investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for a per unit purchase price of $0.55. Each warrant entitles the holder to purchase one share of common stock at $1.10 per share, exercisable for a period of three years. Each of the investors had the right to exchange their units for any equity securities or other security which may be sold by the Company during the period ending 45 days after closing of the transaction. Each of the investors exercised their right to exchange their units for securities sold by the Company in a private placement (see below) which closed on January 9, 2006. The rights to the warrants described in this note were also exchanged in favor of warrants attached to the January 9, 2006 financing. At December 31, 2005 these funds were recorded as securities subscriptions pending completion of the January 5, 2006 transaction.

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

Phantom Fiber Corporation
Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2006

Note 6. Senior Convertible Notes (continued)

The Company paid $244,618 cash compensation to the placement agent and a lawyer in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also compensated other placement agents and a lawyer in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants, compensation in the form of 72,000 restricted shares valued at $36,000, warrants for $23,800 and cash of $56,102.

Registration Rights Agreements require the Company to register and maintain the registration of the shares underlying the aforementioned notes and the warrants. The Company will incur cash penalties if it fails to do so.

The Company has accounted for the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000, the value of the notes. The debt discount is being amortized using the effective interest rate method over the life of the underlying debt accordingly; the effective interest rate for the debt is 507%. The cash paid of $300,720, the value of the warrants of $153,300 and the shares issued of $36,000 to the private agents and lawyers have been accounted as deferred financing cost and the warrants have been accounted as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.

The Company revalued the conversion option and the warrants as of September 30, 2006 at $830,234 and $1,346,486, respectively. The decrease in value of these derivative instruments from June 30, 2006 totalling $3,131,627 is reflected as income in the Statements of Operations for the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company has recorded income of $1,323,280 from the change in value of these derivative instruments.

Note 7. Related Party Transactions

An officer of the Company had provided a loan with a balance of $45,151 at December 31, 2005.. This loan is unsecured, non-interest bearing, has no formal repayment terms and is therefore disclosed as a current liability under short term borrowings. In the first quarter a person related to the Chief Executive Officer provided a short term loan to the Company of $85,680. These amounts were paid in full in the second quarter.

Included in accounts payable and accruals at December 31, 2005, is an amount of $5,484 owing to a company directly controlled by the spouse of the CEO for legitimate services rendered. This was paid in full in the first quarter of 2006. Also included in accounts payable and accruals is an amount of $148,531 ($434,008 - December 31, 2005) due to an officer for services rendered during the period, representing unpaid compensation due to the officer.

Note 8. Comparative Figures

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

Current Business and Outlook

Phantom Fiber provides wireless technology products and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution for multiple mobile platforms. The Company’s customers include cellular network carriers, and several online gaming, horse racing, fixed odd game providers and sports book service provider companies. The focus for the past year has been on the gaming and entertainment sector. These clients include Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, Kiron Interactive, Bet Options, Tribeca Tables, Wager Works, GTS, Orbis, CaribSports, IQ-Ludorum, and Parlay Entertainment. The Company also recently signed Finsoft PLC and Bid Nation Ltd. both of which are UK based companies, which broadens its European exposure and further expands its product offering. In the most recent quarter the Company also successfully deployed Excapsa’s Poker software for their largest client UltimateBet Poker. This was its first production release of an integrated multi-user poker product which has already contributed 18% in revenue to the product mix since its launch in July, 2006. Similar to other agreements, these agreements are multi-year and include an ongoing revenue sharing model. The Company also has clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), logistics and distribution software providers, and the security and remote-monitoring industries.

Phantom Fiber’s gaming and sports book customers typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber’s technology to offer games, content or other services to their subscribers and are charged a monthly user fee or percentage of the revenues or income generated from those clients. Phantom Fiber does not produce or distribute any game related or wagering software or content. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

As described in previous filings, the Company has incorporated a number of functions that are directed towards the gaming industry. These functions include affiliate tracking; multi-lingual and multi-currency support; enhanced bandwidth optimization; integrated refer-a-friend; online registration; a simplified single click install wizard; enhanced client tracking and interactive technical support. Management believes this additional functionality further separates it from the competition. It is the Company’s goal for 2006 to exploit these key technical differentiators and secure a larger market share in the gaming sector. The Company has determined that by working closer with its client operators it can significantly influence adoption by end users. Over the past three months the Company’s marketing team has been enhanced to support the existing and growing client base to serve these needs. By successfully recruiting resources directly from the gaming sector, we are now in a position to provide more industry specific marketing skills which we feel will result in a greater adoption and product usage rate.

For the past six months the Company has worked closely with its clients to better understand their marketing and product requirements in order to directly increase product adoption. In the past three months the Company has been focused on our sportsbook software providers so that it can increase the number of sportsbook sites it has in production before the start of their busiest season. Also with the successful deployment of our multi-player mobile poker application, the Company is now staged to increase the number of brands and operators using its product in subsequent quarters. Since August, Phantom Fiber has successfully launched 24 additional client sites live on its mobile platform with several more planned to go live by the end of this year. The launch of these sites has coincided with the 2006-2007-football season and has also produced data that shows average compounded daily growth in total users of over 3% since the beginning of the season. Overall, there was a 231% increase in the number of new users from July to August, and a 355% increase from August to September.

The Company’s stated goal for this year remains to deploy the backlog of sites it has amassed through its existing contracts and to work much closer with the site operators in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners or clients software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which make up the companies backlog. In order to address this backlog the Company focused on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. It has also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

In early 2006 the Company successfully completed a $3.5M convertible debt financing. The use of these funds has been applied to expand our geographic reach and increasing the depth of our technical and sales teams. The Company also successfully completed the registration of the underlying shares of common stock from this financing. Since that time the Company has begun executing on those goals. Over the past 3 months Phantom has opened offices in New York and in San Jose, Costa Rica. The resources in Costa Rica can work closely with several of the operators and clients that are based out of this location. It is the Company’s intention to continue this expansion into the European market, specifically London, England. In the most recent quarter the Company also retained the services of a professional investor relations firm and public relations firm to increase our global corporate awareness both on a brand strategy and from an investor’s strategy.

In October, 2006 the US Government passed legislation making it illegal to operate a website that accepts wagers from US citizens and made it illegal for US financial institutions to process any gambling related transactions as defined in SAFE Port Act also cited as the Unlawful Internet Gambling Enforcement Act of 2006. Phantom Fiber Corporation does not produce any gambling related software as our technology simply allows clients to extend internet functionality to be extended to mobile phones in a secure and efficient manner. However, a significant portion of our revenue is derived from the global gaming sector. Therefore an impact on the global gaming sector can cascade into our mobile business. To date we have not seen any decline in business as the companies that were directly affected by the passing of this legislation are not currently clients of Phantom Fiber Corporation. However, Phantom Fiber Corporation, in direct response to this potential affect on its primary market, has realigned its sales and marketing efforts to focus on a number of other markets and industries. Phantom Fiber will increase its sales efforts in the UK and European markets and has already taken steps to increase its exposure in the Asian and Australian markets. Furthermore, Phantom Fiber Corporation is examining more closely the sub sectors within the gaming sector that the US Government has excluded from this new legislation. These sectors include pari-mutual horse racing and lotteries, including scratch tickets, instant win tickets etc. The Company is also looking at expanding our multi-media/video streaming content delivery models and also entering the Enterprise solution space in a more significant manner. It is Phantom’s intention to diversify ourselves from the US gaming sector in the upcoming quarter and over the next fiscal year.

Three markets management believes will dominate the Company’s efforts over the next year will be:

•	the online gaming, horse racing and lottery sectors;

•	the live video streaming and interactive mobile content sectors; and

•	the payment processing sector allowing a seamless transition into a mobile wallet or mobile commerce market in subsequent years.

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

Results of operations three months ended September 30, 2006 and September 30, 2005

In the third quarter of fiscal 2006 the operating loss, before other income and expenses, increased by $320,750 to $738,120 from $417,370 in the third quarter of 2005. After the net impact of other income and expenses the net income for the quarter ended September 30, 2006 was $2,325,821 ($0.16 per share) compared to a net loss of $499,146 ($0.04 per share) for the same period in the preceding year, an increase of $2,824,967.

Revenue

Total revenue decreased by $1,316 from $42,025 for the quarter ended September 30, 2005 to $40,709 for the quarter ended September 30, 2006, a decrease of 3.1%. Professional services revenue decreased by $5,213 from $10,417 in the third quarter of 2005 to $5,204 in the third quarter of fiscal 2006. This decrease is offset by an increase in user fees of $3,897 from $31,608 in the third quarter of 2005 to $35,505 in the third quarter of 2006. During the third quarter of 2006 the company’s focus was on deploying as many sites as possible in anticipation of the up coming NFL, NBA and NHL seasons which is typically the busiest time of year for sportsbooks. As a result, revenue from user and license fees increased 62% in the final month of the quarter. Offsetting these significant gains is the loss of a customer having five sites. The reallocation of resources to focus on deployments has resulted in less professional services revenue being earned.

Operating expenses

Total operating expenses increased $319,434 from $459,395 for the quarter ended September 30, 2005 to $778,829 for the quarter ended September 30, 2006, an increase of 70%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $17,949 to $236,121 in the third quarter of 2006 from $218,172 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation increased from $216,483 in 2005 to $325,526 in 2006 an increase of $109,043 (50%). Employees were granted options amounting to $63,352 during the quarter. There were five more employees in the current period versus the previous year. Annual salary increases and new employees account for the balance of the salary increase. The increase in salaries and benefits is offset by research and development tax credits of $91,491 an increase in allocation of the CEO’s salary to general and administrative expenses of $51,650.

Sales and marketing

Total sales and marketing expenses increased by $90,292 to $190,835 in the third quarter of fiscal 2006 from $100,543 in the previous year representing an increase of 90%. Sales and marketing salaries and benefits increased by 75% from $49,808 in 2005 to $87,147 in 2006. Employee options accounted for $13,297 of this increase. The Company had five people in the sales and marketing department throughout the third quarter in 2006 versus three during the same period in 2005. The additional staff account for the remaining increase for the period. Travel and entertainment expenses increased $40,449 in the third quarter of 2006 over the same period in 2005 due to travel required to set up the Costa Rican office, attendance at the Costa Rican trade show and incremental sales and marketing expenses incurred by the new staff.

General and administrative expenses

The Company’s general and administrative expenses increased to $351,873 for the three months ended September 30, 2006 from $140,680 for the same period last year an increase of $211,193. Employee options accounted for $42,935 of this increase. The allocation of the CEO’s salary from R&D increased by $51,650 over the same period in 2005. There was three administrative staff in the third quarter of 2006 versus one in the same period of 2005. This accounts for $41,063 of the increase over the prior year. Accounting fees increased $59,674 as a result of additional resources required to complete the second quarter of 2006. These fees were over and above the fees previously accrued for.

Other income and expenses

The Company repaid a number of interest bearing obligations during fiscal 2005 as a result the interest expense in the third quarter of fiscal 2006 is lower than in the same period last year. In the third quarter of 2006 the Company recognized a credit for change in value of $3,131,627 related to the derivative instruments associated with the convertible debt issued by the company.

Results of operations nine months ended September 30, 2006 and September 30, 2005

On the year to date basis, the operating loss, before other income and expenses for fiscal 2006, increased by $847,939 to $2,139,777 from $1,291,838 in the same period of 2005. Including the net impact of other income and expenses, the net loss for the nine months ended September 30, 2006 was $1,157,513 ($0.08 per share) compared to a net loss of $1,731,632 ($0.13 per share) for the same period in the preceding year.

Revenue

Total revenue increased by $44,409 from $195,623 for the year to date period ended September 30, 2005 to $240,032 for the same period ended September 30, 2006, an increase of 23%. Professional services revenue increased by $26,366 from $109,706 for the year to date period in 2005 to $136,072 in the same period of fiscal 2006.

User fees and royalties are based on the number of users and are recognized monthly. User fees and royalties increased by $18,043 from $85,917 for the year to date period in 2005 to $103,960 in the same period of 2006 which represents an increase of 21%.

Operating expenses

Total operating expenses increased $892,348 from $1,487,461 for the year to date ended September 30, 2005 to $2,379,809 for the same period ended September 30, 2006, an increase of 60%. Operating expenses are grouped into Research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $6,649 to $839,002 in the year to date of 2006 from $832,353 in the same period in the prior year. The number of resources in this area increased by 4 employees compared to the same period last year. Employees were granted options amounting to $63,352 during the third quarter of 2006. Annual salary increases and new employees account for approximately $155,000, being the balance of the salary increase. The increase in salaries and benefits is offset by research and development tax credits of $113,881 and an increase in the allocation of the CEO’s salary to general and administration expenses of $99,074.

Sales and marketing

Total sales and marketing expenses increased by $241,119 to $481,382 in the year to date of fiscal 2006 from $240,263 in the previous year. The sales and marketing salaries increased by $21,114 from $147,060 in 2005 to $168,174 in 2006. Employee options accounted for $13,297 of this increase. The Company had five people in the sales and marketing department as of September 30, 2006 versus three in 2005. The additional staff account for the remaining salary increase for the period. The Company is currently developing its marketing strategy that will determine how much advertising and promotion spending will take place in subsequent periods. Spending on public relations, investor relations and advertising increased in the first three quarters of 2006 to $176,041 in 2006 from $57,645 in the same period of the previous year. The Company signed an agreement with a high profile firm to assist in public relations and investor relations. This company received stock compensation with a fair value of $80,300 as a signing bonus. Travel and entertainment expenses increased $63,855 in 2006 over the same period in 2005 due to travel required to set up the Costa Rican office, attendance at the Costa Rican trade show and incremental sales and marketing expenses incurred by the new staff.

General and administrative expenses

The Company’s general and administrative expenses increased to $1,059,425 for the nine months ended September 30, 2006 from $414,845 for the same period last year an increase of $644,580. Administrative salaries and benefits increased by $440,922 as a result of employee options $42,935, bonuses of $255,043, an allocation of $136,878 of the CEO’s salary versus $46,500 in the prior year and an increase in staff from one to three, accounting for the remaining salary increase. Accounting fees increased $50,856 year to date in 2006 as a result of additional resources required to complete the second quarter of 2006. The occupancy costs increased by $11,967 from $67,313 in 2005 to $79,280 in 2006 due to increases in monthly rent. The Company also increased its insurance coverage including a Directors and Officers insurance package in the amount of $22,035 which had never previously been in place.

Other income and expenses

The Company sold marketable securities in the second quarter of the current year and recorded a loss of $19,014. In the first quarter of 2005 the company sold marketable securities which resulted in a loss of $373,786. In the first quarter of 2006 the Company issued shares to pay for accounts payable that had a market value in excess of the outstanding balances. The excess value has been recorded as a loss on settlement. This loss was offset by a gain recognized on the settlement of an account for cash payments. The Company repaid a number of interest bearing obligations during fiscal 2005, as a result, the interest expense in the first quarter of fiscal 2006 is lower than in the same period last year. The strengthening of the Canadian dollar compared to the US dollar from 2005 to 2006 has resulted in an exchange loss of $88,111 in 2006 versus $8,013 in 2005. The Company recognized a net gain for change on value of $1,323,280 related to the derivative instruments associated with the convertible debt issued by the Company.

Financial Condition

Total assets increased $687,111 from $719,859 as at December 31, 2005 to $1,406,970 as at September 30, 2006:

•	Cash decreased by $190,269 due to payment of normal expenses.

•	$516,292 of the proceeds of the private placement are currently being held in no-risk short term investments.

•	Marketable securities increased by $11,023 through the receipt of 350,000 shares of Midland International shares as payment for services rendered.

•	Investment tax credits increased by $124,714 from additional investment tax credits accrued in the quarter.

•
Deferred financing costs increased by $213,822 comprised of legal fees of $58,942, corporate finance fees of $209,138 and warrants issued in connection with financing with a fair value of $129,500 less amortization of $183,758.

•	Property, plant and equipment increased by $12,667 from additional computer equipment leased in the period.

Total liabilities increased $753,875 from $2,124,704 at December 31, 2005 to $2,878,579 as at September 30, 2006.   At September 30, 2006 accounts payable and accrued liabilities decreased by $566,799 to $572,692 at September 30, 2006 from $1,139,491 at the end of the fiscal 2005. The factors impacting this change include:

•	a reduction in trade accounts payable of $16,261 from December 31, 2005 to September 30, 2006,

•	the payment in 2006 of a common stock bonus accrued to the CEO of $255,000 in 2005,

•	an accrual for director’s compensation of $10,500 for the second and third quarters.

•	a write-down of accounts payable of $27,790 from a negotiated settlement in the first quarter and $30,746 in the third quarter of 2006,

•	a decrease in statutory liabilities for employee tax deductions and sales tax of $75,080 from December 31, 2005,

•	an decrease of $192,512 in accruals for vacation and general at September 30, 2006 compared to the prior year, and

•	an increase of $2,176,720 attributable to the accounting for derivative instruments relating to convertible notes.

 In the first quarter of 2006 short term borrowings temporarily increased to approximately $100,000 as all short term debts were paid out in the first six months of 2006. The balance at December 31, 2005 of $45,171 decreased to zero at the end of June 30, 2006 and remains the same as of September 30, 2006. The obligation under capital leases increased by $8,363 from $30,079 at the end of fiscal 2005 to $38,442 at the end of September 2006 as the Company leased additional computer equipment. The Company issued senior convertible notes totaling $3,500,000 in the first quarter of 2006. Securities subscriptions of $858,000 received during December, 2005 were rolled into this note issue.

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

Liquidity and Capital Resources

  The Company improved from a negative working capital of $669,152 at December 31, 2005 to positive working capital of $415,689 at September 30, 2006 representing an improvement of $1,084,841. The improvement was primarily the result of funds raised in an issue of senior convertible notes of $2,642,000 net of a reduction in accounts payable of $426,689 paid with common stock As of September 30, 2006, the Company had cash and cash equivalents of $79,141 compared with cash and cash equivalents of $269,410 at the end of the prior year. The Company also had short term investments of $516,292 as of September 30, 2006. (nil as of December 31, 2005)

   For the period ended September 30, 2006, cash used in operating activities totaled $2,038,546, primarily as a result of operating losses. This amounts compares to $846,572 used in operations in the first nine months of 2005. These losses were funded by an increase in financing activities of $2,322,989. The Company raised funds in an issuance of senior convertible notes of $2,642,000, a decrease in short term borrowings of $45,171 and the proceeds from stock options of $6,394. These funds raised were offset by financing costs of $268,080 and capital lease payments of $12,154 during the year. In the first nine months of fiscal 2005 the Company generated $300,000 from the issuance of common stock offset by repayments on short term borrowings of $224,332.

During the first quarter of 2006 the Company completed a private placement of senior convertible notes and warrants for gross proceeds received during 2006 of $2,642,000. Based on current cash resources and other current assets, management believes the Company has sufficient liquidity to fund operations for the next twelve months.

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

DATE: November 14, 2006	BY:	/s/ Jeffery Halloran
Jeffery Halloran
President/CEO/Director