Form 10KSB
period 2006-12-31
PHANTOM FIBER CORP
filed 2007-04-16
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $309,271

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 9, 2007, was $5,107,827.

As of April 9, 2007, the issuer had 17,026,089 outstanding shares of Common Stock.

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

The Company conducts its business through its wholly owned subsidiaries in Canada, being Phantom Fiber Corporation and Phantom Fiber Inc. Phantom Fiber Inc. was incorporated in the province of Ontario in February, 2002. Throughout this report, references to “Phantom Fiber,” the “Company,” “we,” “us,” and “our” refer to Phantom Fiber Corporation together with its wholly owned subsidiaries.

Overview

Phantom Fiber is a developer of wireless software applications and mobile solutions that empower enterprises with high-performance functionality on today’s mobile devices and global communication networks. The Company has developed a wireless platform and supporting software developer kit that extends the rich multimedia content and user experience of existing Internet web sites securely and instantly to abroad range of PDA’s and mobile phones. While applications based on this platform can be applied to any enterprise requiring a mobile solution we have been most successful with clients that require speed and a rich user experience in their mobile solutions. Potential applications include remote monitoring of facilities, stock research, real time quoting and transacting, logistics and distribution, health care (including real time distribution of secure patient information), gaming and entertainment, and live streaming video.

Phantom Fiber derives revenue through the sale of its proprietary software and custom integration services. The Company’s business model generates initial revenue from integration and customization services and recurring revenue from usage-based licensing. The Company combines a low implementation cost with a rapid deployment strategy using reusable software objects to reduce initial purchase barriers. Once deployed, the platform utilizes Phantom Fiber’s proprietary Smart Streaming™ data transmission technique to deliver high-speed client side performance that intuitively adapts to device and network properties. Information is securely encased and delivered with complete end-to-end encryption on a variety of handset operating systems including Java, Palm, SmartPhone, Research In Motion, i-Mode, Symbian and Windows CE platforms.

With the ability to offer rich graphics and high transaction speed, the Company’s initial market strategy was to enter into the e-gaming market. This industry was attractive since it is a rapid adopter of new enabling technologies and currently has no single significant provider of wireless solutions. The latter half of 2006, the Company began defining its plans to extend its marketing strategy into the financial and enterprise software markets. It had also begun expanding on its previously developed video streaming software with the intent of expanding its market penetration into the security monitoring and surveillance markets.

Generally, the Company charges a one-time integration fee to implement and customize the product to match the functionality of the client’s Internet offerings. For clients with a potential client base or reach in excess of 10,000 users in which a service charge or transaction fee exists, Phantom Fiber also participates in that revenue stream via a revenue sharing or monthly subscription type commercial arrangement.

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

Cross-platform & Network compatibility: The client-side software supports Windows/CE, Palm, Symbian, i-Mode, Blackberry, SmartPhone and Java-enabled phones (J2ME). This cross-platform compatibility eliminates the need to recompile the application for devices running different operating systems, using different devices and running on different network protocols. The solution is network carrier independent. Therefore solutions can be deployed and run globally with various network providers without any change to the software. Being device and network agnostic is a key marketing feature for allowing the product to run on multiple wireless network carriers, device manufacturers, and content providers. Phantom Fiber currently supports over 1,400 different device types and runs on over 600 network carriers around the world.

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

•
Secure State Management - Maintains a checkpoint connection in “no signal” areas. Should a user lose signal for a period of time, their mobile device will auto refresh once a connection is re-established. This function takes place without any action required by the user.

•
Security - The communication component of the Company’s software uniquely delivers an end-to-end encrypted secure solution. By eliminating reliance on the browser and the network gateway, there is an increase in both security and performance while simplifying the technical implementation.

•
SmartStream™ - Communications are handled using compression to provide landline Internet speed on today’s wireless devices. SmartStream also queues and prioritizes transmissions to assure the quality of user experience and application responsiveness.

•	Client Libraries - Presentation graphics and animation are stored in local device libraries eliminating redundant delivery and creating a vivid user experience without compromising performance.

•
Store & Forward - Users without wireless connectivity can use Phantom Fiber’s software through PC connections and their device cradle. The software incorporates an encrypted database on the device. Users can experience the same functionality whether or not they have a current internet connection. This also allows clients to use the device in shielded or poorly serviced cellular zones.

Market Strategy

In implementing its initial strategy, Phantom Fiber established the following criteria:

•	Users were likely to be “early adopters” of wireless technologies;

•	There was no dominant competition apparent to Phantom Fiber;

•	The Company could implement a stable recurring revenue model; and

•	Focus on consumer based applications that would take advantage of the portability of the product.

Based on these factors, the Company initially targeted the entertainment and gaming markets. With a clear and dominant presence in this vertical market over the past year the platform and its feature suite has become more robust. These features are now being mapped to the characteristics of other vertical markets such as the financial services sector, the video delivery and surveillance sector and the large enterprise application markets with emphasis on transaction support and processing and a requirement to support a wide variety of handset types.

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

Focused Providers: These are companies that have built a wireless set of tools to address the needs of a specific vertical market. Currently most of the competition in this sector consists of micro-browser based products with the majority of their revenue derived from infrastructure and ongoing professional services. For these companies to adapt their offering to next generation devices would require re-architecting the way they conduct business risking a loss of the infrastructure and professional services components of their business. They have, to date, focused on financial institutions or carriers for market penetration. These competitors include Aligo (who have been recently purchased), Infowave, 724, and Sybase, among others.

Gaming Specific Providers: There are a number of SMS and WML game providers in today’s market, including Phantom EFX, Zone4Play, TIM.WE, Jamdat, and Airborne Entertainment. The Company believes these gaming specific providers have low penetration into the real time gaming environment due to risk of security breaches and latency issues inherent to SMS and WAP as well as technical restrictions that exist on the handheld devices. Further, these companies often sell their own games and content thereby competing with the existing internet gaming software providers who prefer to offer their own games. Phantom Fiber does not produce content including games preferring to facilitate the existing ones. In this aspect Phantom Fiber sees no direct competitors.

Systems Integrators: Custom solutions will still consume some of the wireless applications market share as large organizations continually try to build ground-up solutions for each client, under the assumption that wireless is easy and can be built without the aid of tools and wireless platforms. These companies include IBM, Bearing Point, EDS, Accenture, CGI and BEA Systems. Phantom Fiber plans for some systems integrator companies to become future clients and value added resellers of its suite of products.

With any growing and expanding market new competitors will emerge. The Company believes this is particularly true in the wireless market due to the prevalence of open standards and trend towards the consolidation of computing power with telephone handsets.

Government Regulation

Together with our gaming and entertainment licensees, the Company is subject to various domestic and foreign laws applicable in the jurisdictions in which each company operates. At the present time, the Company’s gaming related software clients sell directly to licensees that hold government licenses to operate Internet gaming sites. Gaming regulations are based on policies that are concerned with: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

Some jurisdictions have introduced regulations attempting to restrict or prohibit Internet gaming, while other jurisdictions have taken the position that Internet gaming is legal and/or have adopted or are in the process of considering legislation to regulate Internet gaming. For example, the United Kingdom intends to establish a regulated market for online gaming. The Isle of Man and Alderney - both part of the British Isles - already have fully regulated environments for Internet gaming, based on high standards consistent with land-based gaming. Some European countries, including Italy, Germany and Holland where there are state-owned monopolies, are taking action aimed at banning foreign online gaming operators but facing resistance as it is being viewed as unfair foreign trade policies. Such actions by these European Union member states are in contrast with a favorably viewed ruling from the European Court of Justice and have prompted the European Commission to look at creating new legislation that could harmonize online gaming within the European Union, in line with the European Commission’s goal to encourage a free and open cross-border market.

Since companies and consumers involved in Internet gaming are located around the globe, including Phantom Fiber’s clients’ licensees and their players, there is uncertainty regarding which government has authority to regulate or legislate the industry. In recent months the United States has restricted internet wagering. It has passed legislation in October, 2006 which focuses on internet wagering activity in a play for real money mode. Online lotteries, fantasy wagering, and horse racing remains legal in most States. This had an indirect affect on Phantom Fiber. Although Phantom Fiber does not directly engage site operators, or have mobile games, content, payment processing or other gaming related technology; the new legislation had an overall global affect on the market. Although it is premature to fully assess the impact this will have on the global gaming sector, we do not feel this will have a lingering affect on Phantom Fiber’s operations and financial results. However, in direct response to this new legislation, Phantom Fiber has redirected a significant amount of its sales and marketing efforts to the European and United Kingdom markets. The recent passing of the gaming legislation may also result in the adoption of additional new laws or regulations relating to mobile, or particular mobile applications or interpretations of existing laws, which could decrease the present growth in use of mobile applications, decrease the demand for the Company’s products and services, increase its cost of doing business or could otherwise have a material adverse affect on its business, revenues, operating results and financial condition.

Employees

As of March 31, 2007 the Company had 27 full time employees and no part time employees. The Company has made it a priority to build and maintain a good working environment for employees. Turnover rates have been low and employees are active in referring their colleagues to the Company. The Company considers relations with its employees to be good. The overall number of resources employed by Phantom Fiber remained unchanged in 2006 as compared to 2005.

Item 2. Description of Property.

The Company maintains its corporate executive office at 144 Front Street, Suite 580, Toronto, Ontario, Canada M5J 2L7. The offices are leased and are comprised of 4,788 square feet, with a monthly rental of $3,990, expiring in April 2009. The company maintains a sales office in Costa Rica with a monthly rental of $3,000, expiring October 2009. The company also maintains an office in New York and pays a monthly fee of $285.

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

No matters were submitted for a vote during 2006.

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low	High	Low
March 30	$0.27	$0.27	$0.70	$0.45	$2.00*	$0.80*
June 30	—	—	$0.62	$0.35	$1.45	$0.60*
September 30	—	—	$0.58	$0.30	$1.25	$0.59
December 31	—	—	$0.47	$0.20	$0.73	$0.45

*Prices adjusted to reflect a one-for-20 reverse stock split given effect by the OTC Bulletin Board on May 5, 2005.

Holders

As of March 31, 2007, shares of common stock were held by approximately 444 stockholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners’ common stocks whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company’s transfer agent is PacWest Transfer, LLC.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006 and the quarter ended March 31, 2007 Phantom Fiber issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

On January 9, 2006, the Company sold (a) $3,500,000 principal amount of senior convertible notes, and (b) warrants to purchase 7,000,000 shares of common stock, to 16 accredited investors. Participants in a private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from the transactions to $3,500,000. The senior convertible notes bear interest at 1% per annum payable semi-annually. Any overdue interest payments will be calculated at 14% per annum for the period in question. The Company has accrued $21,065 representing the 1% interest due and $173,826 for overdue interest at 14% per annum as of December 31, 2006. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share, subject to adjustment. The warrants are exercisable until three years from the date of issuance. Half of the warrants are exercisable at a purchase price of $1.50 per share and the other half of the warrants are exercisable at a purchase price of $0.56 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Oberon Securities, LLC acted as placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants on January 9, 2006 and was paid $241,730 cash compensation and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also granted other placement agents and a lawyer in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants compensation in the form of 72,000 restricted shares of common stock valued at $43,200. These issuances were exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

In February and March, 2006, the Company issued 632,043 restricted common shares for the settlement of professional services, accrued payroll expenses and prepaid services. These services included 61,593 restricted common shares issued on February 17, 2006 for in-house accounting services, 25,000 restricted common shares were issued on March 27, 2006 for management consulting fees, 500,000 restricted common shares were issued for accrued employee bonuses to the CEO for milestones met through 2004 and 2005, and 45,450 restricted common shares were issued on March 13, 2006 for public document filing services. These shares were valued at the fair market value on the date of grant. A total of $358,141 was charged to operations with a corresponding credit to equity.

On March 27, 2006, the Company issued 500,000 restricted common shares to the CEO in fulfillment of a bonus stemming from previous efforts. These shares were valued at the fair market value of $0.53 and were charged to operations with a corresponding credit to equity.

On February 17, 2006 a previous employee exercised his option agreement to purchase 20,625 restricted common shares which had previously vested. A total of $6,394 was received with a corresponding credit to equity.

In March, 2006, as part of an agreement for public relations services, investor relations services and document filing services the Company issued warrants to purchase 500,000 restricted common shares. The warrants which were valued at $93,400, range in exercise prices from $0.56 to $2.00 and expire in 3 years.

In March, 2006, as part of its agreement for the sale of its securities in a private placement transaction, the
Company issued warrants to purchase 483,460 restricted common shares to the placement agent. The value of the underlying shares were recorded as deferred costs attributable to the private placement transaction and the warrants were valued at $187,719. The warrants are exercisable over 3 years and the exercise price ranges from $0.56 to $1.50.

On June 22, 2006, the Company issued 72,000 restricted shares to a placement agent in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants. See note 7, Senior Convertible Notes, for further information.

In November 2006 the company issued 899,000 restricted shares to senior convertible debt holders who exercised their right to convert to common shares at $0.50 per share.

In December 2006 as part of an agreement for public relations services valued at $90,000, the company issued 600,572 restricted shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Current Business and Outlook

Phantom Fiber provides wireless technology products and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution for multiple mobile platforms. The Company’s customers include cellular network carriers, and several online gaming, horse racing, fixed odd game providers and sports book software companies. The focus for the past year has been on the gaming and entertainment sector. These clients include Golden Palace, Real-Time Gaming, WagerWorks, Interactive Gaming and Wagering, Digital Gaming Solutions, Kiron Interactive, Bet Options, Tribeca Tables, GTS, Orbis, CaribSports, IQ-Ludorum, and Parlay Entertainment. The Company also recently signed Finsoft PLC and Bid Nation Ltd. both of which are UK based companies, which broadens its European exposure and further expands its product offering both geographically and functionally. In the past year the Company successfully deployed Excapsa’s Poker software for their largest client UltimateBet Poker. This was its first production release of an integrated multi-user poker product. Similar to other agreements, these agreements are multi-year and include an ongoing revenue sharing model. The Company also has clients and channel partners in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), logistics and distribution software providers, and the security and remote-monitoring industries.

Phantom Fiber’s licensing models are determined by customers that can sustain a client base greater then 1,000 mobile users. In such cases we typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber’s technology to offer services or functions such as games, content or various other features with the ability to transact to their existing data servers. The subscribers are charged a monthly user fee or percentage of the revenues generated from those clients. Phantom Fiber does not produce or distribute any game related or wagering software or content, it strictly provides a mobile transport layer that delivers encrypted packets over the cellular networks on behalf of a hosting client. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

Over the past 12 months Phantom Fiber continued to strengthen its core functions such as increasing performance, simplifying usage, expanding its device coverage to over 1,400 device types, and providing a more robust server architecture to allow clients to remotely monitor the performance and condition of the platform to ensure it remains up and running at all times. The Company also expanded its platform functionality with stronger video streaming technology and other analytical data to further differentiate its offering from any competition. It is the Company’s goal for 2007 to exploit these key technical differentiators and secure a larger market share in the gaming sector and also begin penetrating other markets including remote monitoring and video surveillance and the financial sector.

The Company’s stated goal for this year remains to deploy the backlog of sites it has amassed through its existing contracts and to work much closer with its partners in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which make up the companies backlog. In order to address this backlog the Company focused on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. It has also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the deficit of $8,126,810 as at December 31, 2006. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses.

In early 2006 the Company successfully completed a $3.5M convertible debt financing. The use of these funds has been applied to expand our geographic reach and increasing the depth of our technical and sales teams. The Company also successfully completed the registration of the underlying shares of common stock from this financing. Since that time the Company has begun executing on those goals. Over the past year Phantom has opened offices in New York and in San Jose, Costa Rica. The resources in Costa Rica work closely with several of the clients that are based out of this location. It is the Company’s intention to continue this expansion into the European market, specifically London, England. Over the past year the Company filed for a Canadian Scientific Research and Experimental Development grant from the Canadian Government based on the uniqueness of the product’s technical features. These grants are awarded to companies for the advancement of science or technology beyond the scope of current commercially available products. Due to the unique and proprietary technical advancements Phantom Fiber has developed in mobile transaction enablement it has received these grants.

Results of operations

In fiscal 2006 the operating loss, before other income and expenses, increased by $980,995 to $3,049,175 from $2,068,180 in fiscal 2005. After the net impact of other income and expenses the net loss for the fiscal year ended December 31, 2006 was $2,904,936 ($0.19 per share) compared to a net loss of $2,725,200 ($0.20 per share) for the same period in the preceding year an increase of $179,736.

Revenue

Total revenue increased by $84,315 from $224,956 for the year ended December 31, 2005 to $309,271 for the year ended December 31, 2006, an increase of 37%. Professional services revenue increased by $49,956 from $105,701 in fiscal 2005 to $155,657 in fiscal 2006.

User fees and royalties are based on number of users and are recognized monthly. User fees and royalties increased by $34,359 from $119,255 in 2005 to $153,614 in 2006.

Operating expenses

Total operating expenses increased $1,065,310 from $2,293,136 for the year ended December 31, 2005 to $3,358,446 for the year ended December 31, 2006, an increase of 46%. Operating expenses are grouped into Research and Development, Sales and Marketing and General and Administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $147,183 to $1,080,682 in 2006 from $933,499 in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation increased from $1,051,486 in 2005 to $1,315,024 in 2006 an increase of $263,538 (25%). The Company added 2 people in 2006. This increase reflects the need for resources to continue to extend the capability of the product and to support the increased in product development activities and customer deployments. Employees were granted options valued at $81,155 during the year. Annual salary increases, new employees and the timing during the year of staff departures and arrivals account for the balance of the increase of approximately $220,800. Other R&D expenses include software licenses, phone usage and other miscellaneous items. These costs decreased from $11,585 in fiscal 2005 to $11,381 in fiscal 2006. The increase in salaries and benefits is offset by an increase in research and development tax credits from $129,572 in 2005 to $245,723 in 2006 an increase of $116,151 and an allocation of CEO’s salary to general and administration expenses which increased from $105,638 in 2005 to $177,800 in 2006, an increase of $72,162.

Sales and marketing

Total sales and marketing expenses increased by $500,384 to $853,000 in the year to date of fiscal 2006 from $352,616 in the previous year. The sales and marketing salaries increased by $120,079 from $154,360 in 2005 to $274,439 in 2006. Employee options accounted for $30,280 of this increase. The Company had four people in the sales and marketing department as of December 31, 2006 versus three in 2005. The additional staff account for the remaining salary increase for the period. The Company is currently developing its marketing strategy that will determine how much advertising and promotion spending will take place in subsequent periods. Spending on public relations, investor relations and advertising increased in 2006 to $389,517 from $100,139 in 2005. The Company signed an agreement with two firms during the year to assist in public relations and investor relations. The firms received stock compensation with a fair value of $80,300 as a signing bonus and $159,000 for services rendered. Travel and entertainment expenses increased from $47,290 in 2005 to $119,650 in 2006 an increase of $72,360 due to travel required to set up the Costa Rican office, attendance at the Costa Rican trade show and incremental sales and marketing expenses incurred by the new staff. Consulting expenses decreased by $32,633 to $24,793 in 2006 from $57,426 in 2005. Since additional sales staff were hired there was less need for outside services. The Company also recognized $44,601 in bad debt expenses for 2006 versus $19,807 in 2005. The previous year’s expense was reflected in general and administrative expenses.

General and administrative expenses

The Company’s general and administrative expenses increased to $1,424,764 for the year ended December 31, 2006 from $1,007,021 for the prior year, an increase of $417,743. Administrative salaries and benefits increased from $532,245 in 2005 to $695,587 in 2006 an increase of $163,342, as a result of employee options valued at $53,390, bonuses of $265,000 in 2006 versus $270,000 in 2005, an allocation of $177,800 of the CEO’s salary versus $144,000 in the prior year and an increase in staff from one to three, accounting for the remaining salary increase. Accounting fees increased $109,533 year to date in 2006 as a result of a change in auditors and additional resources required to complete first and second quarters 2006. Consulting fees decreased $17,706 from $7,885 in 2005 to ($9,821) in 2006 as a result of a $20,000 contract which was not fulfilled and the Company’s stock originally issued in payment were returned. The occupancy costs increased by $14,987 from $90,752 in 2005 to $105,739 in 2006 due to increases in monthly rent. The Company also increased its insurance coverage including a Directors and Officers insurance package in the amount of $32,224 which had never previously been in place. The Company incurred legal and other professional fees of $154,930 during 2006, an increase of $113,260 over 2005. This increase is due to consulting work on tax returns and other legal work required for SEC filings.

Other income and expenses

The Company sold marketable securities in the second quarter of the current year and recorded a loss of $19,014. During 2005 the company sold marketable securities which resulted in a loss of $588,573. In the first quarter of 2006 the Company issued shares to pay for accounts payable that had a market value in excess of the outstanding balances. The excess value of $32,880 has been recorded as a loss on settlement. This loss was offset by gains of $68,447 recognized on the settlement of accounts payables as a result of favorable negotiations. The Company repaid a number of interest bearing obligations during fiscal 2005 which amounted to $121,032. During 2006 the Company issued senior convertible debt and as a result of exercising the conversion feature, interest expense in the amount of $442,009 was recognized. An additional $115,299 of interest on accretion of senior convertible debt was recognized for the period in which the debt remained outstanding. The interest payable on this debt also accounted for $198,477 of interest expense for the current year. The Company recognized a net gain for change on value of $1,182,776 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt have been deferred and are being amortized over 24 months, the life of the instrument and results in amortization expense of $313,387 for the current year.

Financial Condition

Total assets increased $70,238 from $719,859 as at December 31, 2005 to $790,097 as at December 31, 2006:

•	Cash decreased by $239,546 due to payment of normal expenses.

•
Accounts receivable net of allowance for doubtful accounts, decreased by $32,917 due to and the receipt of $57,942 of the Company’s stock returned in payment of outstanding receivables, the increase in allowance for doubtful accounts of $20,845, the write off of uncollectible accounts of $7,530, offset by an increase in customer receivables of $50,463.

•
Marketable securities decreased by $15,499 due to the addition of 350,000 shares of Midland International reduced by a mark to market loss of $26,522 on those shares and the sale of Wireless Age shares for $8,000.

•	Investment tax credits receivable increased by $241,686 from additional investment tax credits accrued for the current year and adjustment to reflect shortfall of previous years.

•
Deferred financing costs increased by $149,612 comprised of legal fees of $58,942, corporate finance fees of $216,338 and warrants issued in connection with financing with a fair value of $187,719 less amortization of $313,387.

•	Property and equipment increased by $10,138 from additional computer equipment leased in the period.

Total liabilities increased $1,140,023 from $2,124,704 at December 31, 2005 to $3,264,727 as at December 31, 2006.   At December 31, 2006 accounts payable and accrued liabilities decreased by $352,306 to $787,185 at December 31, 2006 from $1,139,491 at the end of the fiscal 2005. The factors impacting this change include:

•	a reduction in trade accounts payable of $34,555 from December 31, 2005 to December 31, 2006,

•	the payment in 2006 of a common stock bonus accrued to the CEO of $265,000 in 2005,

•	an increase of $81,563 in accruals for professional fees,

•	a write-down of accounts payable of $27,790 from a negotiated settlement,

•	a decrease in statutory liabilities for employee tax deductions and sales tax of $64,125 from December 31, 2005,

•	an decrease of $88,119 in accruals for vacation and general at December 31, 2006 compared to the prior year, and

•	an increase of $2,317,224 attributable to the accounting for derivative instruments relating to convertible notes and a corresponding decrease in securities subscriptions of $858,000.

In the first quarter of 2006 short term borrowings temporarily increased to approximately $100,000 as all short term debts were repaid in the first six months of 2006. The balance at December 31, 2005 of $45,171 decreased to zero at the end of June 30, 2006 and remains the same as of December 31, 2006. The obligation under capital leases increased by $777 from $30,079 at the end of fiscal 2005 to $30,856 at the end of December 2006 as the Company leased additional computer equipment offset by older leases which expired during the year. The Company issued senior convertible notes totaling $3,500,000 in the first quarter of 2006. Securities subscriptions of $858,000 received during December, 2005 were rolled into this note issue.

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

Liquidity and Capital Resources

The Company improved from a negative working capital of $669,152 at December 31, 2005 to a negative working capital of $326,350 at December 31, 2006 representing an improvement of $342,802. The improvement was primarily the result of funds raised in an issue of senior convertible notes of $2,642,000 net of a reduction in accounts payable of $446,173 paid with common stock As of December 31, 2006, the Company had cash and cash equivalents of $29,864 compared with cash and cash equivalents of $269,410 at the end of the prior year.

For the year ended December 31, 2006, cash used in operating activities totaled $2,584,574, primarily as a result of operating losses. This amount compares to $1,513,922 used in operations in 2005. These losses were funded by an increase in financing activities of $2,307,304. The Company raised funds in an issuance of senior convertible notes of $2,642,000, a net decrease in short term borrowings of $45,171 and the proceeds from stock options of $6,394. These funds raised were offset by financing costs of $275,280 and capital lease payments of $20,639 during the year. During 2006 a short term investment was purchased for $516,293 which matured and the proceeds used to fund operations. During 2005 the Company sold marketable securities for $860,065. During fiscal 2005 the Company generated $300,000 from the issuance of common stock and $858,000 from security subscriptions (which became senior convertible notes), offset by repayments on short term borrowings of $225,859 and repayment of capital lease obligations of $20,842.

Subsequent Events

 In February 2007, the Company entered into an factoring agreement with a financing company to provide funds equal to 90% of the receivable due from the Canadian government related to tax credits generated from the Scientific Research and Experimental Development program. These funds which have been fully drawn down as of April 9, 2007 bear interest at a rate of 36.5% per annum and is secured by a promissory note, general security agreement over intangible and tangible assets, specific assignment over past, present and future tax credit claims, guarantee and postponement of claim.

In February 2007, the Company issued 80,000 unrestricted shares of common stock for services to be rendered during the next twelve months.

In March 2007, the company issued 265,000 restricted shares to senior convertible debt holders who exercised their right to convert to common shares at $0.50 per share.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company’s annual audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Recent Accounting Pronouncements Affecting The Company:

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

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”):

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

Financial Accounting Standards Board (FASB) Interpretation No. 48; Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 effective January 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1:

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We will evaluate whether the adoption will have any impact on our financial statements.

Item 7. Financial Statements.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 17, 2006, Phantom Fiber Corporation dismissed Mintz & Partners LLP as its principal independent accountant. Effective July 17, 2006, we engaged Lazar Levine & Felix, LLP as our new principal independent accountant. Our Board of Directors acting as our audit committee has approved the dismissal of Mintz & Partners LLP and the appointment of Lazar Levine & Felix, LLP as our new principal independent accountants.

From the date of Mintz & Partners LLP's appointment through the date of their dismissal on July 17, 2006, there were no disagreements between our company and Mintz & Partners LLP on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Mintz & Partners LLP would have caused Mintz & Partners LLP to make reference to the matter in its reports on our financial statements.

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

Name	Age	Position
Jeffrey T. Halloran	45	Chief Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Chairman
Herbert C. Sears	38	Chief Technology Officer
Chris Carmichael	32	Director
Shimon Constante	34	Director
Konstantine (Gus) Lucas	59	Director
Stephen Gesner	51	Director

Mr. Halloran became Chief Executive Officer, President and Chairman on January 7, 2002. Mr. Halloran assumed the positions of Principal Financial Officer and Principal Accounting Officer effective on January 1, 2005. From March 2001 to November 2001, he was the Chief Executive Officer of Sona Innovations Inc., a wireless software company. From March 1989 to February 2001, Mr. Halloran was the Chief Executive Officer and President of Relational Solutions Inc., a computer systems consulting firm. From August 1987 to March 1989, he was a Consulting Manager for Oracle Corporation providing database consulting services. Mr. Halloran graduated from St. Clair College in 1982 with a degree in business administration. He currently serves as a Director for the Council on Drug Abuse (“CODA”) in Toronto and is a member of the Board of Governors for Trafalgar Castle Girls School in Whitby, Ontario.

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

Mr. Carmichael became a director in June 2006. He has been the Chief Financial Officer of GC-Global Capital Corp. since 2004 and has been the Chief Financial Officer, a Director, Chairman of the Audit Committee and a member of the Corporate Governance Committee of Global Development Resources, Inc. since 2005. In addition, Mr. Carmichael has been a Director and Chairman of the Audit Committee of Bison Gold Exploration Inc. since 2004. Mr. Carmichael was the Chief Financial Officer of Global (GMPC) Holdings Inc. from 2003 through 2005 and the Chief Financial Officer of A&E Capital Funding Inc. from 2004 through 2005. From 2005 through 2006 Mr. Carmichael was a Director, Chairman of the Audit Committee, member of the Corporate Governance Committee and member of the Compensation Committee of VIQ Solutions Inc. During 2003, Mr. Carmichael was the Manager of Financial Reporting and Analysis of Prime Restaurants Royalty Income Fund. From 2001 through 2003, Mr. Carmichael was Vice President of Finance for Canadian Benefits Consulting Group. From 1997 through 2001, Mr. Carmichael was the manager of accounting for A&E Capital Funding Inc., Bradstone Equity Partners, Inc. and Global (GMPC) Holdings Inc. Mr. Carmichael received a Bachelor of Arts in Administrative and Commercial Studies; Financial and Economic Stream in 1996 from the University of Western Ontario.

Mr. Constante became a director in November 2006. He is the Chief Executive Officer of mPortico, a private mobile distribution and marketing services provider, since the company was founded in December 2005. Prior to founding mPortico, from March 2003 until August 2005, Mr. Constante was the Head of Mobile Business Development at 888.com, an online entertainment company. Prior to that, from July 2000 until January 2002, Mr. Constante was the Head or Technology and Business Research at Aduva, a privately held technology company. Mr. Constante received a B.A. in Psychology in 1999 and an Executive MBA from Kellogg, Northwestern University in 2004. Mr. Constante also currently sits on the board of directors of Cidway Security, a privately held company.

Mr. Lucas became a director on February 13, 2006. Mr. Lucas currently serves as Executive Vice President, Warner Bros. Domestic Cable Distribution. Prior to his Warner Bros. employment, from September 1998 until April 2000, Mr. Lucas was a consultant to the media industry including cable networks and MGM Studios. Prior to that, from May 1995 to August 1998, Mr. Lucas was President of Programming for the Family Channel. Before joining the Family Channel, from August 1986 to September 1993, Mr. Lucas was Executive Vice-President, Viacom Entertainment Group, and President, West Coast Operations and Viacom Productions. Prior to that, from March 1970 until July 1986, Mr. Lucas held several positions at ABC Entertainment, culminating in his position as Vice-President and assistant to the President of ABC Entertainment.

Mr. Gesner became a director on February 13, 2006. Mr. Gesner currently serves as the Chief Information Officer of Meridian Credit Union. Prior to such service, from May 2004 to March 2005, Mr. Gesner was the Vice President of Financial Services Marketing for TELUS Communications and from May 2003 to December 2003 served as the CTO for Cap Gemini Ernst and Young Canada. Before that Mr. Gesner worked for 14 years with TD Bank Financial Group, beginning in January 1989 as a consultant in the Cash Management Group and moving through various senior roles culminating in his position as Senior Vice President and Chief Technology Officer from March 2000 through November 2002. Mr. Gesner began his career with Ford Motor Company of Canada in September 1979 and held several positions in Finance, Treasury, Production Planning, and Industrial Relations through December 1988. Mr. Gesner holds an Honours BSc from York University (1977) and an M.B.A from the Schulich School of Business (1979). He is a member of the Technical Advisory Board of Kinitos Software (April 2003) as well as a member of the J.L. Albright III Venture Fund Advisory Board (August 2002). He is also on the Board of Directors for Smart Systems for Health Agency.

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

Audit Committee

On March 24, 2006 the Board of Directors established an Audit Committee to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. The Audit Committee is presently composed of two persons, including Mr. Stephen Gesner and Mr. Chris Carmichael. Mr. Gesner serves as Chairman of the Audit Committee. As of the date this report was filed with the SEC, the Board of Directors has not yet adopted an Audit Committee Charter and the Audit Committee has not held any meetings or taken any action. The Company does have an audit committee financial expert as that term is defined in Item 401 of Regulation S-B. Mr. Chris Carmichael will serve as the audit committee financial expert.

Compensation Committee

On March 24, 2006 the Board of Directors established a Compensation Committee to determine and recommend to the Board the compensation to be paid the Company’s executive officers, to review the amount of salary and bonus for each of the Company’s other officers and employees and to determine and recommend to the Board the amount of stock option grants to be issued to the Company’s officers and directors under the Company’s 2000 Stock Option Plan. The Compensation Committee is presently composed of 2 persons, including Konstantine (Gus) Lucas and Shimon Constante. Konstantine (Gus) Lucas serves as Chairman of the Compensation Committee. As of the date this report was filed with the SEC, the Board of Directors has not yet adopted a Compensation Committee Charter and the Compensation Committee has not held any meetings or taken any action.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation earned by or paid to the Chief Executive Officer and to the other named executive officers who served as executive officers as at and/or during the fiscal year ended December 31, 2006, for services as executive officers for the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
								Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen- sation ($)
Jeffrey T. Halloran,	2006	$250,000	-0-	$6,000	(1)	-0-		300,000	(2)	-0-	-0-
Chief Executive	2005	$250,000	-0-	$6,000	(1)	$270,000	(3)	250,000	(4)	-0-	-0-
Officer, President,	2004	$179,300	-0-	-0-		-0-		-0-		-0-	-0-
and Principal
Financial Officer

Herb Sears,	2006	$132,315	-0-	$5,293	(5)	-0-		100,000	(6)	-0-	-0-
Chief Technology	2005	$132,195	-0-	-0-		-0-		-0-		-0-	-0-
Officer	2004	$84,715	-0-	-0-		-0-		-0-		-0-	-0-

Konstantine Lucas,	2006	-0-	-0-	$5,283	(7)	-0-		52,817	(8)	-0-	-0-
Director	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-
	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Stephen Gesner,	2006	-0-	-0-	$5,283	(7)	-0-		52,817	(8)	-0-	-0-
Director	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-
	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Chris Carmichael,	2006	-0-	-0-	$3,049	(7)	-0-		44,920	(8)	-0-	-0-
Director	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-
	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Shimon Constante,	2006	-0-	-0-	$913	(7)	-0-		59,340	(8)	-0-	-0-
Director	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-
	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Gordon Fowler	2006	-0-	-0-	$6,000	(7)	-0-		119,410	(9)	-0-	-0-
Former Executive	2005	-0-	-0-	$40,000	(10)	$20,000	(11)	75,000	(12)	-0-	-0-
Chairman	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Vince Bulbrook,	2006	-0-	-0-	-0-		-0-		-0-		-0-	-0-
Former Chief	2005	-0-	-0-	$15,462	(13)	-0-		-0-		-0-	-0-
Financial Officer	2004	-0-	-0-	$29,050	(13)	-0-		-0-		-0-	-0-

Graham Simmonds	2006	-0-	-0-	$6,000	(7)	-0-		119,410	(9)	-0-	-0-
Former Chief	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-
Executive Officer	2004	-0-	-0-	-0-		-0-		-0-		-0-	-0-

(1)	Pertains to a car allowance of $500 per month in payable to Mr. Halloran.

(2)
Reflects options granted to Mr. Halloran as a bonus entitling Mr. Halloran to purchase 300,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $0.51 per share (after giving effect to a one-for-20 reverse stock split).

(3)
Pertains to 500,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) issued to Mr. Halloran as a bonus earned pursuant to the terms of an employment agreement dated February 4, 2004 at an estimated value of $0.54 per share (after giving effect to a one-for-20 reverse stock split).

(4)
Reflects warrants granted to Mr. Halloran as a bonus pursuant to the terms of an employment agreement dated February 4, 2004 and included as a de-facto options grant, entitling Mr. Halloran to purchase 250,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $4.00 per share (after giving effect to a one-for-20 reverse stock split).

(5)	Pertains to a car allowance of $441 per month payable to Mr. Sears.

(6)
Reflects options granted to Mr. Sears as a bonus entitling Mr. Sears to purchase 100,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $0.51 per share (after giving effect to a one-for-20 reverse stock split).

(7)	Pertains to director fees earned during the year.

(8)
As part of their compensation, current directors were granted options to purchase restricted common stock for services rendered at a price of $0.50 per share. The number of options equated to $19,000 pro rated for the period of the year in which they were directors.

(9)	Former directors were granted options to purchase restricted common stock at a price of $0.53 for their services from July 2004 to December 2005.

(10)	Pertains to cash amounts payable to Mr. Fowler for consulting services rendered during the period January 1, 2005 to April 30, 2005.

(11)
Pertains to 25,000 restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) to be issued to Mr. Fowler for consulting services rendered during the period November 1, 2004 to December 31, 2004 at an estimated value of $0.80 per share (after giving effect to a one-for-20 reverse stock split).

(12)
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

(13)	Pertains to cash amounts paid and/or payable to Mr. Bulbrook for consulting services rendered.

OPTIONS GRANT TABLE

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2006. The Company did not have during such fiscal year any plans providing for the grant of stock appreciation rights (“SARs”).

Option/SAR Grants in Last Fiscal Year
Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant Date Value
(a) Name	(b) Number of Securities Underlying Options/ SARs Granted (#)		(c) % of Total Options/ SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date		(f) 5% ($)	(g) 10% ($)	(h) Grant Date Present Value ($) (1)
Jeffrey T. Halloran	300,000	(2)	18.3%	$0.51	July 15, 2011	(3)	—	—	$110,176
Herb Sears	100,000	(2)	6.1%	$0.51	July 15, 2011	(3)	—	—	$36,725
Konstantine Lucas	52,817	(4)	3.2%	$0.50	February 13, 2008		—	—	$19,000
Stephen Gesner	52,817	(4)	3.2%	$0.50	February 13, 2008		—	—	$19,000
Chris Carmichael	44,920	(4)	2.7%	$0.50	June 28, 2008		—	—	$14,002
Shimon Constante	59,340	(4)	3.6%	$0.50	November 8, 2008		—	—	$7,184
Gordon Fowler	119,410	(5)	7.3%	$0.53	March 23, 2007		—	—	$28,500
Graham Simmonds	119,410	(5)	7.3%	$0.53	March 23, 2007		—	—	$28,500

(1)
The value shown was calculated utilizing the Black-Scholes option pricing model and is presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. These values should not be used to predict stock value.

(2)
Represents options granted to Mr. Halloran and Mr. Sears as a bonus, entitling the holder to purchase restricted shares of common stock (after giving effect to a one-for-20 reverse stock split) at a price of $0.51 per share (after giving effect to a one-for-20 reverse stock split).

(3)	The options granted expiry equally over a four year period, being July 15, 2011, July 15, 2012, July 15, 2013 and July 15, 2014.

(4)	Represents options granted to the current directors to purchase restricted shares of common stock for their services.

(5)	Represents options granted to the former directors to purchase restricted shares of common stock for their services.

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth information with respect to the named executive officers concerning the year-end value of “in the money” options and the value of unexercised options as of December 31, 2006. No options were exercised by the named executive officers during the fiscal year ended December 31, 2006.

	Number of Securities Underlying Unexercised Options at December 31, 2006 (#)(1)	Value of Unexercised In-the-Money Options at December 31, 2006 ($)(2)
	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)
Jeffrey T. Halloran	206,250/0	$43,725/$0
Herb Sears	118,250/0	$25,069/$0
Gordon Fowler	19,250/0	$4,081/$0

(1)
Share numbers give effect to a one-for-20 reverse stock split and exclude (a) warrants granted to Mr. Halloran and expiring December 15, 2010 which entitle him to purchase 250,000 restricted shares of common stock at $4.00 per share, (b) options granted to Mr. Halloran and expiring July 15, 2011, July 15, 2012, July 15, 2013 and July 15, 2014 entitling him to purchase 75,000 restricted shares of common stock at $0.51 per share in each of the years, and (c) options granted to Mr. Sears and expiring July 15, 2011, July 15, 2012, July 15, 2013 and July 15, 2014 entitling him to purchase 25,000 restricted shares of common stock at $0.51 per share in each of the years.

(2)
Using a stock price of $0.44 (after giving effect to a one-for-20 reverse stock split) at December 31, 2006. This number is calculated by: (a) subtracting the option exercise price from the December 30, 2006 closing market price ($0.44 per share, as reported on the OTC Bulletin Board) to calculate the “average value per option”; and (b) multiplying the average value per option by the number of exercisable and unexercisable “in the money” options. The amounts in this column may not represent amounts that will actually be realized by the named executive officer.

Compensation of Directors

On March 24, 2006, the Company’s Board of Directors approved a plan to compensate each director with cash and stock options valued at $25,000 annually. The cash component will equal $6,000 per year with the balance being the value of stock options valued using the Black Scholes pricing model. As a result the Board of Directors granted the following stock options to non-management directors as compensation, as applicable, for 2006: (1) the Board granted Gordon S. Fowler options to purchase 119,410 shares of common stock with an exercise price of $0.53 per share; (2) the Board granted J. Graham Simmonds options to purchase 119,410 shares of common stock with an exercise price of $0.53 per share; (3) the Board granted Konstantine (Gus) Lucas options to purchase 52,817 shares of common stock with an exercise price of $0.50 per share; (4) the Board granted Stephen Gesner options to purchase 52,817 shares of common stock with an exercise price of $0.50 per share; (5) the Board granted Chris Carmichael options to purchase 44,920 shares of common stock with and exercise price of $0.50 per share; and (6) the Board granted Shimon Constante options to purchase 59,340 shares of common stock with an exercise price of $0.50 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2007. The information in this table provides the ownership information for: each person known to be the beneficial owner of more than 5% of the Company’s Common Stock; each of the Company’s directors; each of the Company’s executive officers; and the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Shares of Common Stock (1)
Jeffrey T. Halloran	5,612,050	(2)	32.4%
c/o Phantom Fiber Corporation
144 Front Street West
Toronto, Ontario M5J 2L7

Lorraine Halloran	825,000		4.9%
c/o Phantom Fiber Corporation
144 Front Street West
Toronto, Ontario M5J 2L7

Herbert C. Sears	118,250	(3)	*
45 Roberson Drive
Ajax, Ontario, Canada L1T 4K1

Gordon S. Fowler	163,660	(4)	1.0%
95 Lake Road Terrace
Wayland, MA 01778

J. Graham Simmonds	119,410	(5)	*
330 University Avenue
Toronto, Ontario, Canada M5G 1R7

Konstantine (Gus) Lucas	2,378,817	(6)	13.4%
17428 Oak Creek Court
Encino, CA 91316

Stephen Gesner	259,067	(7)	1.5%
395 March Crescent
Oakville, Ontario, Canada L6H 5X7

All Directors and Executive Officers as a Group (6 persons)	8,651,254		46.5%

* Less than 1%

(1)
Applicable percentage ownership is based on 16,882,504 shares of Common Stock (after giving effect to a one-for-20 reverse stock split) outstanding as of March 31, 2007, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(4)
Represents 25,000 restricted shares held and 138,660 stock options to purchase: (i) 19,250 shares of Common Stock with an exercise price of $0.228 per share; and (ii) 119,410 shares of Common Stock with an exercise price of $0.53 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(5)
Represents stock options to purchase 119,410 shares of Common Stock of the Company with an exercise price of $0.53 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(6)
Represents stock options to purchase 52,817 shares of Common Stock of the Company with an exercise price of $0.50 per share and 2,326,000 shares held or to be held by Konstantine J. Lucas and/or Konstantine J. Lucas and Beth Anne Lucas Trust and/or immediate family of which 250,000 shares of Common Stock is issuable upon exercise of warrants obtained April 26, 2005 with an exercise price of $2.00 per share, 550,000 shares of Common Stock issued to Mr. Lucas as a result of conversion of outstanding senior convertible notes issued in a financing which closed on January 9, 2006, and 550,000 shares are issuable upon exercise of warrants issued in connection with such financing (275,000 with an exercise price of $1.50 per share and 275,000 with an exercise price of $0.56 per share). Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(7)
Represents 206,250 shares of Common Stock held by Mr. Gesner and stock options to purchase 52,817 shares of Common Stock of the Company with an exercise price of $0.50 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which common stock is authorized for issuance as of the fiscal year ended December 31, 2006. All common stock share amounts and exercise prices in this section have been adjusted to reflect a one-for-20 reverse split given effect by the OTC Bulletin Board on May 5, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,153,471	$0.88	96,529

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,153,471	$0.88	96,529

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

Loans From Related Parties

One of our officers, Jeff Halloran, loaned us $45,171 as at December 31, 2005 to fund our operations. This loan is included in short term borrowings. It is unsecured, non-interest bearing and has no formal repayment terms. The loan has been repaid during 2006.

Phantom Fiber Acquisition

Pursuant to the terms of the share exchange agreement with Phantom Fiber Corp., our wholly owned subsidiary formed in Ontario, Canada, on July 7, 2004, the holders of an aggregate of CAD$1,200,000 (approximately US$919,750) principal amount of our convertible debentures received an aggregate of 1,500,000 shares of our common stock and warrants (after adjustment for a one-for-20 reverse stock split) exercisable until the second anniversary of the closing to purchase 750,000 shares of common stock (after adjustment for a one-for-20 reverse stock split) at an exercise price of $1.68 per share (after adjustment for a one-for-20 reverse stock split). Our former directors, Brian Usher-Jones and John G. Simmonds, each held CAD$100,000, and our former Secretary, Carrie Weiler, held CAD$25,000 principal amount of such debentures. Accordingly, upon the closing, Mr. Usher-Jones, Mr. Simmonds and Ms. Weiler received 125,000, 125,000 and 31,250 shares of common stock (after adjustment for a one-for-20 reverse stock split) and 62,500, 62,500 and 15,625 warrants (after adjustment for a one-for-20 reverse stock split), respectively. These warrants expired on July 7, 2006.

Private Sales Transactions

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

Konstantine (Gus) Lucas, one of our directors, currently beneficially owns approximately 13.4% of our outstanding common stock as described under “Security Ownership of Certain Beneficial Owners and Management” beginning on page 15 of this Proxy Statement. On April 26, 2005 Mr. Lucas purchased 250,000 shares of Common Stock in a private placement transaction at $1.00 (post one-for-20 stock split adjusted) per share. In connection with the April 26, 2005 private placement, Mr. Lucas received a warrant to purchase 250,000 shares of Common Stock with an exercise price of $2.00 (post one-for-20 stock split adjusted) per share and a term of 30 months. On December 8, 2005 Mr. Lucas purchased 500,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock from the Company in a private placement financing transaction for an aggregate purchase price of $275,000. Mr. Lucas subsequently exchanged the securities he purchased on December 8, 2005 for $275,000 principal amount of senior convertible notes and warrants to purchase 550,000 shares of Common Stock in a private placement financing which closed on January 9, 2006. On November 22, 2006 Mr. Lucas exercised his right to convert the notes into 550,000 shares of Common Stock.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountants for the audit of our financial statements included in the annual report Form 10-KSB, for the reviews of the Company’s financial statements included in the 10-QSB reports, and for other services normally provided in connection with statutory filings were $85,072 and $80,800 for the years ended December 31, 2006 and December 31, 2005, respectively.

Audit-Related Fees

The Company incurred fees of $Nil and $12,000 for the years ended December 31, 2006 and December 31, 2005, respectively, for professional services rendered by its principal accountants related to the performance of the audit and review of the Company’s financial statements and not included in “Audit Fees.”

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountants for tax compliance, tax advice, and tax planning were $50,731 and $ nil, for the years ended December 31, 2006 and December 31, 2005, respectively.

All Other Fees

The Company did not incur any fees for other professional services rendered by its principal accountants during the years ended December 31, 2006 and December 31, 2005.

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

Dated: April 12, 2007		PHANTOM FIBER CORPORATION

	By:	/s/ Jeffrey T. Halloran
Jeffrey T. Halloran
Chief Executive Officer, President,
Principal Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey T. Halloran	Chief Executive Officer, President, Principal Financial Officer,	April 12, 2007
Jeffrey T. Halloran	Principal Accounting Officer and Director

/s/ Konstantine (Gus) Lucas	Director	April 12, 2007
Konstantine (Gus) Lucas

/s/ Stephen Gesner	Director	April 12, 2007
Stephen Gesner

/s/ Chris Carmichael	Director	April 12, 2007
Chris Carmichael

/s/ Shimon Constante
Shimon Constante	Director	April 12, 2007

INDEX

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F - 2

Report of Independent Registered Public Accounting Firm	F - 3

Consolidated Balance Sheets as at December 31, 2006 and 2005	F - 4

Consolidated Statements of Operations For the Years Ended
December 31, 2006 and 2005	F - 5

Consolidated Statement of Stockholders’ Deficiency For the Years Ended
December 31, 2005 and 2006	F - 6

Consolidated Statements of Cash Flows For the Years Ended
December 31, 2006 and 2005	F - 7 - F - 8

Notes to Consolidated Financial Statements	F - 9 - F - 27

REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Board of Directors and Stockholders of
Phantom Fiber Corporation

We have audited the accompanying consolidated balance sheet of Phantom Fiber Corporation and subsidiaries, as at December 31, 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phantom Fiber Corporation as at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in the Note 1(c), the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, As at December 31, 2006 the Company had a shareholders’ deficiency of $2,474,630. The recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the going concern assumption not being applicable.

/s/ Lazar Levine & Felix LLP
New York, New York
April 7, 2007

REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Board of Directors and Stockholders of
Phantom Fiber Corporation

We have audited the accompanying consolidated balance sheet of Phantom Fiber Corporation, as at December 31, 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phantom Fiber Corporation as at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As described in the Note 1(c), the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, As at December 31, 2005 the Company had an accumulated deficit of $5,221,874. The recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the going concern assumption not being applicable.

/s/ Mintz & Partners L.L.P.
Toronto, Canada
April 14, 2006	CHARTERED ACCOUNTANTS

Phantom Fiber Corporation

Consolidated Balance Sheets
As at December 31, 2006 and December 31, 2005

	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$29,864	$269,410
Accounts receivable net of allowance for doubtful accounts of
$20,845 and $0 for 2006 and 2005, respectively	35,146	68,063
Marketable securities	25,001	40,500
Investment tax credit receivable	376,345	134,659
Prepaid expenses and other receivable	26,400	69,636

Total current assets	492,756	582,268

Property and Equipment - net	55,289	45,151

Other Assets:
Deferred financing costs net of accumulated amortization of
$313,387 and $0 for 2006 and 2005, respectively	242,052	92,440

TOTAL ASSETS	$790,097	$719,859

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$56,315	$178,428
Accrued liabilities	578,371	527,950
Accounts payable and accrued liabilities to related parties	152,499	433,113
Unearned revenue	14,163	51,963
Short term borrowings - related party	—	45,171
Current portion of obligations under capital leases	17,758	14,795

Total current liabilities	819,106	1,251,420

Long-Term liabilities:
Obligations under capital leases	13,098	15,284
Securities subscriptions received	—	858,000
Derivative instruments	2,317,224	—
Senior convertible note	115,299	—

Total liabilities	3,264,727	2,124,704

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized,
16,761,089 shares, issued and outstanding;
(13,890,464 shares, December 31, 2005)	16,760	13,890
Additional paid-in capital	5,619,436	3,811,881
Accumulated deficit	(8,126,810)	(5,221,874)
Accumulated other comprehensive income (loss)	15,984	(8,742)

Total stockholders’ deficiency	(2,474,630)	(1,404,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$790,097	$719,859

See notes to consolidated financial statements.

Phantom Fiber Corporation

Consolidated Statements of Operations and Comprehensive Loss
Twelve month periods ended December 31, 2006 and December 31, 2005

	2006	2005
Revenue:

Professional services	$155,657	$105,701
User fees and royalties	153,614	119,255

	309,271	224,956

Operating expenses:

Research and development	1,080,682	933,499
Sales and marketing	853,000	352,616
General and administrative	1,424,764	1,007,021

Total operating expenses	3,358,446	2,293,136

Operating loss	(3,049,175)	(2,068,180)

Other income (expenses):
Loss on disposal of marketable securities	(19,014)	(588,573)
Gain (loss) on settlement and write off of accounts payable	35,567	(27,902)
Amortization of deferred financing costs	(313,387)	-
Change in value of derivative instruments	1,182,776	-
Interest expense	(218,442)	(121,032)
Interest on accretion of senior convertible debt	(564,799)	-
Interest and other income	19,857	6,464
Earnout on sale of battery business	-	82,500
Gain (loss) on foreign exchange	21,681	(8,477)

Net loss	(2,904,936)	(2,725,200)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(8,985)	519,364
Foreign exchange translation gain (loss)	33,711	(30,059)

Comprehensive loss	$(2,880,210)	$(2,235,895)

Loss per share (Basic and Diluted):

Weighted average number of common shares outstanding	15,097,612	13,568,016
Loss per share	$(0.19)	$(0.20)

See notes to consolidated financial statements

Phantom Fiber Corporation

Consolidated Statements of Changes in Stockholders’ Deficiency
December 31, 2006 and December 31, 2005

	Common stock Number (post split - see Note 6)	Common stock Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity /(Deficiency)
	(#)	($)	($)	($)	($)	($)
Balance, December 31, 2004	13,034,454	13,034	2,780,564	(2,496,674)	(498,047)	(201,123)
Shares issued for settlement on accounts payable, debt and services	537,376	537	575,666			576,203
Shares issued for conversion of senior subordinated convertible debentures	18,634	19	93,151			93,170
Net loss for the year ended December 31, 2005				(2,725,200)		(2,725,200)
Adjustment arising from reduction in unrealized gain on marketable securities					519,364	519,364
Adjustment arising from foreign exchange translation loss					(30,059)	(30,059)
Stock based compensation -expensed			39,000			39,000
Stock based compensation - deferred			23,800			23,800
Common stock issued in connection with private placement	300,000	300	299,700			300,000
Balance, December 31, 2005	13,890,464	13,890	3,811,881	(5,221,874)	(8,742)	(1,404,845)
Fractional adjustment due to stock split	143,585	143	(143)
Shares issued for bonuses, services, payroll and settlement of accounts payable	2,017,415	2,017	837,562			839,579
Stock options exercised	20,625	21	6,373			6,394
Shares returned per settlement agreement	(185,000)	(185)	16,476			16,291
Shares returned for non performance of services	(25,000)	(25)	(19,975)			(20,000)
Warrants issued			311,094			311,094
Stock based compensation - expensed			207,567			207,567
Shares issued for conversion of senior convertible debt	899,000	899	448,601			449,500
Net loss for the year ended December 31, 2006				(2,904,936)		(2,904,936)
Adjustment arising from increase in unrealized loss on marketable securities					(8,985)	(8,985)
Adjustment arising from foreign exchange translation gain					33,711	33,711
Balance, December 31, 2006	16,761,089	16,760	5,619,436	(8,126,810)	15,984	(2,474,630)

See notes to consolidated financial statements

Phantom Fiber Corporation

Consolidated Statements of Cash Flows
Twelve month periods ended December 31, 2006 and December 31, 2005

	2006	2005

Cash Flows From Operating Activities
Loss for the year	$(2,904,936)	$(2,725,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,652	15,407
Loss on sale of securities	19,014	588,573
Employee stock option compensation	207,567	—
Bonus paid in stock	265,000	—
Foreign exchange loss (gain)	33,711	(30,059)
Gain on settlement and write off of accounts payable	(35,567)	—
Stock based compensation	—	39,000
Change in value of derivative instruments	(1,182,776)	—
Accretion of interest expense	564,799	—
Common stock and warrants issued for services	306,015	250,079
Earnout on sale of battery business	—	(82,500)
Loss on write off of receivable	7,530	—
Provision for allowance for doubtful accounts	(27,366)	—
Marketable securities received for services rendered	(17,500)	(32,500)
Expenses paid in marketable securities	—	53,250

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(5,189)	(26,819)
Investment tax credit receivable	(241,686)	218,681
Prepaid expenses and other receivables	43,236	12,127
Accounts payable and accrued liabilities	129,433	154,076
Unearned revenue	(37,800)	51,963
Net cash used in operating activities	(2,550,863)	(1,513,922)

Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	5,000	860,065
Purchase of fixed assets	(987)	—
Purchase of short term investments	(516,293)	—
Proceeds from the sale of short term investments	516,293	—
Net cash provided by investing activities	4,013	860,065

Cash Flows From Financing Activities
Proceeds from exercise of stock options	6,394	—
Costs incurred to secure financing	(275,280)	—
Issuance of senior convertible notes	2,642,000	—
Securities subscriptions received	—	858,000
Proceeds from short term borrowing	85,680	—
Repayment of short term borrowing	(85,680)	—
Repayment of capital lease obligations	(20,639)	(30,997)
Repayment of short term borrowings	(45,171)	(223,136)
Proceeds from issuance of common stock	—	300,000
Net cash provided by financing activities	2,307,304	903,867

(Decrease) increase in cash	(239,546)	250,010

Cash, beginning of year	269,410	19,400

Cash, end of year	$29,864	$269,410

See notes to consolidated financial statements

Phantom Fiber Corporation

Consolidated Statements of Cash Flows (continued)
Twelve month periods ended December 31, 2006 and December 31, 2005

	2006	2005
Interest paid	$49,668	$97,167

Non cash transactions:
Marketable securities disposed of in settlement of
debt	—	53,250
Common shares issued on conversion of debenture (2005 includes
accrued interest of $26,670)	449,500	93,170
Common shares issued in settlement of accounts payable	446,173	197,706
Common shares issued in settlement of short term borrowings	—	118,072
Stock-based compensation recorded as deferred finance expense	187,719	23,800
Common shares received for settlement of receivable	57,942	—
Note payable applied to other receivable (includes interest
of $14,000	—	66,225
Property, plant and equipment through capital leases	21,416	7,370
Investments marked to market	8,985	—
Marketable securities received for services rendered	—	32,500
Stock based compensation	—	39,000
Common shares used in settlement of short term borrowings	—	260,424
Earnout on sale of battery business	—	82,500

See notes to consolidated financial statements

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

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

On July 7, 2004, Pivotal Self-Service Technologies Inc. (“Pivotal") completed a reverse acquisition of privately held Phantom Fiber Corporation, an Ontario corporation. The merger was effected pursuant to a Share Exchange Agreement dated April 21, 2004 (the " Agreement") by and among the Company and Pivotal. In accordance with the terms of the Agreement, Pivotal merged with and into Phantom Fiber Corporation, with Phantom Fiber Corporation remaining as the surviving corporation.

Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 8,370,537 (167,410,735 pre-split, see Note 6(c)) shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 1,374,107 (pre-split, see Note 6(c)) shares had been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction is recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction is accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets are recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $1.60 per share (being $0.08 per share restated for a 1 for 20 reverse stock split which became effective May 5, 2005) , the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately $919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 6(c)).

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
December 31, 2006 and 2005

Note 1. Description of Business and Basis of Presentation (continued)

c)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $8,126,810 as at December 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Over the past 90 days Management has been in discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to sustain its profitability. These projects will be integrated throughout the upcoming year.

Note 2. Summary of Significant Accounting Policies

a)	Basis of presentation

The accompanying audited financial statements as of, and for the years ended December 31, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated on consolidation.

b)	Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results may differ from these estimates.

c)	Allowance for doubtful accounts

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

The Company recognizes software licensing revenues in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition”, SOP 98-9, "Modification of SOP 97-2 Software Revenue Recognition With Respect to Certain Transactions" and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. Following the requirements of these accounting pronouncements, the Company recognizes license revenues when all of the following conditions are met:

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 2. Summary of Significant Accounting Policies (continued)

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

e)	Investments

The Company’s investment in marketable securities is classified as available for sale securities and is recorded at their fair value. Unrealized holding gains and losses are reported as a net amount in a separate component of stockholders’ equity until realized.

f)	Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts (see Note 9).

g)	Financial instruments

Fair value

The carrying values of cash, accounts receivable, marketable securities, prepaid expenses and other receivables, accounts payable and accrued liabilities, unearned revenue and short term loans approximate their fair values due to the relatively short periods to maturity of the instruments.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 2. Summary of Significant Accounting Policies (continued)

The Company also has senior convertible notes and derivative financial instruments the fair value of which are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments. At December 31, 2006, estimated fair value and respective carrying values of the Company’s senior convertible notes and derivative instruments are as follows:

Instrument	Note	Fair Value	Carrying Value
Convertible notes payable	7	$2,825,000	$3,050,500
Derivative instruments	7	2,317,224	2,317,224

Credit risk

Credit risk arises from the potential that a counter party will fail to perform its obligations. The Company’s exposure to credit risk consists principally of cash and accounts receivable. The Company from time to time may maintain cash balances which exceed the Federal Depository Insurance coverage limit. The Company performs reviews of the relative credit rating of its bank to lower its risk. With respect to accounts receivable, the Company constantly monitors its payments from its customers and based on payment trends determines if the full receivable will be paid. Accordingly a 100% reserve is made when there is doubt that customers will not pay the amounts due.

Interest rate risk

Interest rates, maturities and security affecting the interest risk of the Company’s financial assets and liabilities have been disclosed in notes 5, 6 and 7.

h)	Cash and cash equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

i)	Net loss per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. All per share amounts reflect the effect of the 1 for 20 reverse stock split effective May 5, 2005. Diluted loss per share for the twelve months ended December 31, 2006 and 2005 is the same as basic loss per share, since the effect of including such potential common stock equivalents was anti-dilutive as the Company incurred losses for these periods. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 31, 2006 and 2005, have been excluded from the per share computations:

	December 31, 2006	December 31, 2005
Stock Options	1,903,471	567,500
Warrants	8,852,094	1,731,538
Convertible Notes Payable	6,101,000	—

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 2. Summary of Significant Accounting Policies (continued)

j)	Foreign currency

The functional currency of the company is the U.S. dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity/(deficiency).

k)	Investment tax credits

The Company’s subsidiary claims credits from the Canadian government for scientific research and development which are earned as a percentage of eligible research and development expenditures incurred in each taxation year.

Such credits earned relate to research and development expenses and property, plant and equipment purchases and are accounted for as a reduction of the respective expenses and the cost of such assets.

l)	Advertising costs

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $16,470 and $50,827, for the years ended December 31, 2006 and 2005, respectively.

m)	Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

	Unrealized Gain (Loss) on Marketable Securities	Foreign Exchange Translation Gain (Loss)	Total Gain (Loss)
Balance January 1, 2005	$(535,378)	$37,331	$(498,047)
Unrealized loss	519,364	-	519,364
Foreign exchange translation loss	-	(30,059)	(30,059)
Balance, December 31, 2005	(16,014)	7,272	(8,742)
Realized loss on sale of security	16,014	-	16,014
Unrealized loss	(24,999)	-	(24,999)
Foreign exchange translation gain	-	33,711	33,711
Balance December 31, 2006	$(24,999)	$40,983	$15,984

n)	Deferred financing costs

Costs directly identifiable with the raising of debt are recorded as deferred financing costs. These deferred costs are amortized over the term of the debt financing to which the costs relate. Deferred financing costs consist primarily of corporate finance fees and legal fees. Amortization expense charged to operations for the years ended December 31, 2006 and 2005 was $313,387 and $0, respectively.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 2. Summary of Significant Accounting Policies (continued)

o)	Stock options

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 6(d)).

p)	Recent accounting pronouncements affecting the Company:

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

Financial Accounting Standards Board (FASB) Interpretation No. 48; Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 effective January 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 2. Summary of Significant Accounting Policies (continued)

p)	Recent accounting pronouncements affecting the Company (continued):

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

FSP FAS 123(R )-5, Amendment of FASB Staff Position FAS 123(R)-1:

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:

(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and

(b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on our financial statements.

q)	Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the declining-balance method as follows.

Computer equipment	30%
Office furniture	20%

Additions during the year are depreciated at one-half the usual rate.

r)	Capital leases

Leases that transfer the substantial obligations and benefits of ownership are recorded as capital assets and a related obligation under capital leases.

s)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, as well as stock compensation related to these costs.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 2. Summary of Significant Accounting Policies (continued)

t)	Business Segment and Geographic Information

The Company operates in one dominant industry segment that is defined as the software industry. The Company’s international business represents over 95% of the Company’s revenue. The Company’s physical assets are located in its offices in Toronto, Canada. The Company currently has one customer in Panama that provided 27% and 31% of its revenue during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, accounts receivable from this customer amounted to $21,364 and $40,511, respectively.

Note 3. Marketable Securities

The Company’s available for sale marketable securities consist of the following:

	Number	Original Cost	Carrying Value	Unrealized (Loss)
December 31, 2006:

Midland International Corporation	1,000,000	$50,000	$25,001		$(24,999)
		$50,000	$25,001		$(24,999)

December 31, 2005:
Midland International Corporation	650,000	$32,500	$32,500	$	nil
Wireless Age Communications Inc.	25,000	$24,014	$8,000		$(16,014)
		$56,514	$40,500		$(16,014)

Note 4. Property and Equipment

Property and equipment comprises the following:

	2006	2005

Computer equipment	$70,559	$50,997
Office furniture	29,314	28,044
	99,873	79,041
Less: accumulated depreciation and amortization	(44,584)	(33,890)
	$55,289	$45,151

Depreciation expense charged to operations for the years ended December 31, 2006 and 2005 was $12,265 and $15,407, respectively.

Included in the above property and equipment are computer equipment and office furniture under capital leases with costs of $82,385 (December 31, 2005: $70,638) and accumulated depreciation and amortization of $34,930 (December 31, 2005: $27,083). These leases bear interest at varying rates from 5%-42%. The specific assets covered by the capital leases have been pledged as security to the leasing company until the complete lease has been repaid.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 4. Property and Equipment (continued)

The future minimum payments due under these capital leases are as follows:

2007	$22,894
2008	12,022
2009	3,012
$37,928
Less interest portion	7,072
30,856
Less current portion	17,758
$13,098

Amortization expense under capital leases is included in depreciation expense and amounted to $11,175 and $12,532 for the years ended December 31, 2006 and 2005, respectively.

Note 5. Short Term Borrowings - Related Party

	2006	2005
Advance from a shareholder, repayable on demand,
unsecured and non-interest bearing	$—	$45,171

Note 6. Capital Structure

a)	Authorized:
10,000,000 (2005 - 2,000) preferred shares, $0.001 par value
400,000,000 voting common shares, $0.001 par value
Issued and outstanding (Number of shares pursuant to a 1 for 20 reverse stock split effective May 5, 2005) at December 31, 2006: 16,617,504 (December 31, 2005: 13,890,464)

b)	Warrants:

The Company has granted 8,852,093 (post reverse split, see Note 6(c)) warrants to purchase an aggregate of 8,852,094 (post reverse split) common shares. All warrants are vested.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 6. Capital Structure (continued)

b)	Warrants:

The composition and exercise prices of the warrants outstanding at December 31, 2006 are as follows:

		Weighted
	Number	average
	of warrants	exercise price	Expiry date
January 1, 2005	875,404	$3.85	-
Warrants granted	968,633	2.58	-
Warrants expired	(112,500)	(0.62)	-

December 31, 2005	1,731,537	$2.25	-
Warrants granted	7,983,460	1.04	-
Warrants expired	(862,904)	(1.96)	-

December 31, 2006	8,852,093	$1.19	-

Comprised of:
	200,000	1.51	November 30, 2007
	18,633	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010 (a)
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	100,000	1.00	February 1, 2007
	100,000	2.00	February 1, 2007

	8,852,093	$1.19	-

(a) Warrants issued on December 15, 2005 to the President and Chief Executive Officer in connection with satisfaction of terms specified in an employment agreement dated February 4, 2004.

(c)	Equity Transactions

Effective May 5, 2005, the Company approved a 1:20 reverse stock split. All transactions during the fiscal year ended December 31, 2005, described below, are presented as though the reverse stock split occurred on January 1, 2005.

In February 2005, the Company issued 169,073 unrestricted shares of common stock valued at $220,757 for payment of accounts payable. The Company also issued 25,000 restricted shares of common stock valued at $22,500 to Neil Greenburg as consideration for partial repayment of a loan. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act. Loans payable to Wade Kennedy and Alon Ossip were paid with 61,154 and 31,250 unrestricted shares of common stock, respectively. These shares were valued at $76,822 and $41,250, respectively.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 6. Capital Structure (continued)

(c)	Equity Transactions (continued)

In March 2005, the Company issued 64,559 unrestricted shares of common stock for services rendered and were valued at $60,874. The Company also issued 18,634 restricted shares of common stock to various holders of senior subordinated convertible debentures which matured and were automatically converted in accordance with their terms. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

In May 2005, the Company issued 36,962 unrestricted shares of common stock for services rendered valued at $36,962.

In July 2005, the Company issued 300,000 restricted shares of common stock in connection with a private placement and received $300,000. The Company also issued 14,500 unrestricted shares of common stock valued at $13,050 for services rendered.

In August 2005, the Company issued 92,800 unrestricted shares of common stock for services rendered. These shares were valued at $75,490. The Company also issued 13,000 restricted shares of common stock for services rendered valued at $11,050.

In September 2005, the Company issued 29,078 unrestricted shares of common stock valued at $17,448 for services rendered.

On January 9, 2006, the Company sold (a) $3,500,000 principal amount of senior convertible notes, and (b) warrants to purchase 7,000,000 shares of common stock, to 16 accredited investors. Participants in a private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from the transactions to $3,500,000. The senior convertible notes bear interest at 1% per annum payable semi-annually, they mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share, subject to adjustment. The interest rate becomes 15% per annum for the period in which interest is overdue and reverts back to 1% when payment is made or the notes are converted into common stock. The Company has accrued $194,891 for overdue interest as at December 31, 2006. The warrants are exercisable until three years from the date of issuance. Half of the warrants are exercisable at a purchase price of $1.50 per share and the other half of the warrants are exercisable at a purchase price of $0.56 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Oberon Securities, LLC acted as placement agent in connection with the sale of $2,642,000 principal amount of the senior convertible notes and related warrants on January 9, 2006 and was paid $224,618 cash compensation and issued 483,460 non-assignable compensation warrants in March 2006 valued at $187,719, exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also granted other placement agents in connection with the sale of $858,000 principal amount of the senior convertible notes and related warrants compensation in the form of 72,000 restricted shares of common stock. These shares were issued on June 22, 2006 and were valued at $43,200. These issuances were exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 6. Capital Structure (continued)

(c)	Equity Transactions (continued)

In February and March, 2006, the Company issued 632,043 restricted common shares for the settlement of professional services, accrued payroll expenses and prepaid services. These services included 61,593 restricted common shares issued on February 17, 2006 for in-house accounting services, 25,000 restricted common shares were issued on March 27, 2006 for management consulting fees, 500,000 restricted common shares were issued for accrued employee bonuses to the CEO for milestones met through 2004 and 2005, and 45,450 restricted common shares were issued on March 13, 2006 for public document filing services. These shares were valued at the fair market value on the date of grant. A total of $358,139 was charged to operations with a corresponding credit to equity.

On March 27, 2006, the Company issued 500,000 restricted common shares to the CEO in fulfillment of a bonus stemming from previous efforts. These shares were valued at the fair market value of $0.53 per share and were charged to operations with a corresponding credit to equity.

On February 17, 2006 a previous employee exercised his option agreement to purchase 20,625 restricted common shares which had previously vested. A total of $6,394 was received with a corresponding credit to equity.

In March, 2006, as part of an agreement for public relations services, investor relations services and document filing services the Company issued warrants to purchase 500,000 restricted common shares. The warrants which were valued at $123,375, range in exercise prices from $0.56 to $2.00 and expire in 1 to 10 years.

On June 23, 2006, at a duly held Annual Meeting of the shareholders of the Company, the shareholders approved the authorization of 10,000,000 preferred shares. None of these shares have been issued or are outstanding.

On June 27, 2006, for full and final consideration of a receivable owing in the amount of approximately $54,575 and a payable of $70,866, the Company accepted the return of 185,000 common shares of the Company which were then returned to the transfer agent and removed from circulation.

On June 27, 2006, the Company returned 25,000 shares of its common stock to the transfer agent and they were removed from circulation. The shares were being held as final payment for consulting services originating from an agreement signed in August, 2005. The agreement has expired and therefore the shares have been returned to the transfer agent.

In September 2006, as part of an agreement to settle amounts due for legal services of $14,240, the Company recorded the issuance of 17,800 shares.

In November 2006, the Company issued 899,000 restricted shares to senior convertible debt holders who exercised their right to convert to common shares at $0.50 per share.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 6. Capital Structure (continued)

(c)	Equity Transactions (continued)

In December 2006, as part of an agreement for public relations services valued at $159,000, the Company issued 600,572 restricted shares and 195,000 unrestricted shares.

(d)	Share - Based Payments:

In connection with the Reverse Acquisition described in note 1(b), the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (post reverse split, see Note 6(c)) options to a maximum of 2,000,000 (post reverse split) options. Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 6. Capital Structure (continued)

(d)	Share - Based Payments (continued):

As a result of the adoption of FAS 123 (R), the Company's results for the year ended December 31, 2006 include share-based compensation expense totaling approximately $300,967. Of this amount, $165,826 represents the expense related to options granted to employees. The options were granted on July 14, 2006 and the vesting period ranges from immediately to 3 years. The compensation expense for these options will be recognized ratably over the vesting period. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses. Stock compensation expense of $39,000 was recorded under APB No. 25 for the twelve months ended December 31, 2005.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the twelve month periods was estimated using the Black-Scholes option pricing model with the following assumptions:

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 R had been applied to all outstanding and unvested awards in the prior year comparable period.

For the year ended December 31, 2005
Net loss, as reported	$(2,725,200)
Add: Stock-based compensation included in reported net loss	—
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	57,000
Pro forma net loss	$(2,782,200)
Net loss per share:
Basic and diluted loss per share - as reported	$(0.20)
Basic and diluted loss per share - pro forma	$(0.20)

	Year ended December 31, 2006	Year ended December 31, 2005
Expected term (in years)	1.33 to 3.50	5
Expected stock price volatility	113% to 157%	86%
Risk free interest rate	4.76% to 5.29%	4.00%
Expected dividend yield	0%	0%

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 6. Capital Structure (continued)

(d)	Share - Based Payments (continued):

A summary of the changes in the Company’s stock option plan for the years ended December 31, 2006 and December 31, 2005 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2005	580,000	$0.35	4.46	$62,282
Options granted	75,000	1.03	0.96	—
Options cancelled	(87,500)	(0.50)	—	—
Balance at December 31, 2005	567,500	0.41	3.43	$62,282
Options granted	1,641,862 (a)	0.51	5.65	—
Options cancelled	(285,266)	0.61	—	—
Options exercised	(20,625)	(0.31)	—	—

Balance, December 31, 2006	1,903,471	0.47	4.78	62,282

Exercisable, December 31, 2006	886,368	$0.43	3.51	$62,282

(a) Options have been granted to the CEO and certain employees and will only vest should the company be profitable for the year ended December 31, 2006. The amount of options is 150,000 and profitability is defined as earnings before interest, taxes, depreciation and amortization.

The fair value of the 1,641,862 employee stock options granted during the year ended December 31, 2006 was $487,193. As of December 31, 2006, there was $222,625 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 2.75 years.

Exercise Price	Number of options outstanding		Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	409,750		2.12	$0.23	409,750	$0.23
0.50	434,894	(a)	4.65	0.50	—	0.50
0.51	795,007	(b)	5.99	0.51	212,798	0.51
0.53	238,820	(c)	0.22	0.53	238,820	0.53
2.00	25,000		4.66	2.00	25,000	2.00
$0.23 - 2.00	1,903,471		5.68	$0.49	886,368	$0.46

(a)	Includes 225,000 options issued on May 1, 2006 to an employee. Also 209,894 options were issued to directors.

(b)	Options issued on July 14, 2006 to employees and directors. Also includes 125,000 options which have been issued and will vest only if the company is profitable for the year ended December 31, 2006.

(c)	Options issued to previous directors accrued for in 2005.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

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

The notes totaling $3,500,000 have a stated maturity date of January 9, 2008 with an option to the holder to extend the date in case of an event of default (as specified) and on change of control as defined. These notes are convertible into common shares at $0.50 with a reset provision to 75% of the conversion rate in the event that certain performance targets and stock price levels specified in the notes agreement are not met by December 31, 2006. The notes are redeemable earlier at the option of the holder in case any of the specified events of default occur or on change of control. The redemption amount is to be calculated in accordance with the formula specified in the notes agreement. The notes bear interest at 1% per annum. The interest rate becomes 15% per annum for the period in which interest is overdue and reverts back to 1% when payment is made or the notes are converted into common stock. . The Company has accrued $21,065 representing the 1% interest due and $173,826 for overdue interest at 14% per annum as of December 31, 2006.  The notes also have two separate warrants to purchase common stock of the Company. Warrant A entitles the holders to purchase up to 3,500,000 common shares at $1.50 per share and Warrant B entitles the holders to purchase up to 3,500,000 common shares at $0.56 per share. These warrants are exercisable until January 9, 2009.

The Company paid $241,730 cash compensation to the placement agent and a lawyer in connection with the sale of $2,642,000 principal amount portion of the senior convertible notes and related warrants and issued 483,460 non-assignable compensation warrants exercisable until three years after the date of issuance, with one-half of such compensation warrants entitling the holder to purchase shares of common stock at $1.50 per share and the other half of the compensation warrants entitling the holder to purchase shares of common stock at a purchase price of $0.56 per share. The Company also compensated other placement agents and a lawyer in connection with the sale of the $858,000 principal amount portion of the senior convertible notes and related warrants, compensation in the form of 72,000 restricted shares valued at $43,200.

Registration Rights Agreements require the Company to register and maintain the registration of the shares underlying the aforementioned notes and the warrants. The Company will incur cash penalties if it fails to do so.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 7. Senior Convertible Notes (continued)

The Company has accounted for the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the initial difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000, the value of the notes. The debt discount is being amortized using the effective interest rate method over the life of the underlying debt accordingly; the effective interest rate for the debt is 507%. The cash paid of $300,720, the value of the warrants of $211,519 and the shares issued of $43,200 to the private agents and lawyers have been accounted as deferred financing cost and the warrants have been accounted as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.

The Company revalued the conversion option and the warrants as of December 31, 2006 at $1,041,944 and $1,275,280, respectively. During the twelve months ended December 31, 2006, the Company has recorded income of $1,182,776 from the change in value of these derivative instruments.

Note 8. Related Party Transactions

An officer of the Company had provided a loan with a balance of $45,171 at December 31, 2005 (see Note 5). This loan was unsecured, non-interest bearing, had no formal repayment terms and was therefore disclosed as a current liability under short term borrowings. In January 2006, a person related to the Chief Executive Officer provided a short term loan to the Company of $85,680. These amounts were paid in full in the second quarter of the fiscal year.

Included in accounts payable and accruals at December 31, 2005, is an amount of $4,589 owing to a company directly controlled by the spouse of the CEO for legitimate services rendered. This was paid in full in the first quarter of 2006. Also included in accounts payable and accrued liabilities to related parties is an amount of $137,671 ($434,008 - December 31, 2005) due to an officer for services rendered during the period, representing unpaid compensation due to the officer.

Note 9. Income Taxes

The Company files US Federal income tax returns for its US operations. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries.

There was no provision for income taxes for the years ended December 31, 2006 and 2005.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 9. Income Taxes (continued)

The total provision for income taxes differs from that amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

	2006		2005
	Amount	%	Amount	%
Statutory income tax rate (recovery)	$(1,049,300)	(36)	$(984,300)	(36)
Non-deductible items and temporary differences	988,300	35	496,300	18
Other, including valuation Allowance adjustment	61,000	1	488,000	18
Net taxes (recovery) and effective rate	$—	0	$—	0

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

	2006		2005
	Component	Tax Effect	Component	Tax Effect
Net operating losses - domestic	$2,392,000	$813,000	$2,682,000	$912,000
Less valuation allowance	(2,392,000)	(813,000)	(2,682,000)	(912,000)
Net deferred tax asset	—	—	—	—

Net operating losses - foreign	$7,326,000	$2,646,000	$4,335,000	$1,566,000
Less valuation allowance	(7,326,000)	(2,646,000)	(4,335,000)	(1,566,000)
Net deferred tax asset	—	—	—	—

As December 31, 2006, the Company had cumulative net operating loss carry-forwards of approximately $2,392,000 and $7,326,000 in the United States and Canada respectively. These amounts will expire in various years through 2027. The related deferred tax assets have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.

Note 10. Accrued liabilities

The composition of accrued liabilities is as follows:

	2006	2005
Professional fees	$260,871	$314,271
Director compensation	69,583	74,620
Interest on senior convertible debt	194,891	—
Salary and related costs	36,252	12,918
Other	16,774	126,141
Total	$578,371	$527,950

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Note 11. Commitments

(a)
The Company leases its corporate executive office in Toronto, Canada and a sales office in Costa Rica under operating leases which expire in various years through October 31, 2009. In addition, the Company has an office in New York which it rents on a monthly basis for $285 per month. The future minimum payments under these leases for each of the years ended December 31, and in the aggregate are as follows:

2007	$81,000
2008	86,000
2009	40,000

Rent expense charged to operations for the years ended December 31, 2006 and 2005 amounted to $128,787 and $90,752, respectively.

(b)	The Company’s CEO/President has an employment contract under which the annual salary is $250,000.

Note 12. Subsequent Events

In February 2007, the Company entered into a factoring agreement with a financing company to provide funds equal to 90% of the receivable due from the Canadian government related to tax credits generated from the Scientific Research and Experimental Development program. These funds which have been fully drawn down as of April 9, 2007 bear interest at a rate of 36.5% per annum and is secured by a promissory note, general security agreement over intangible and tangible assets, specific assignment over past, present and future tax credit claims, guarantee and postponement of claim.

In February 2007, the Company issued 80,000 unrestricted shares of common stock for services to be rendered during the next twelve months.

In March 2007, the Company issued 265,000 restricted shares to senior convertible debt holders who exercised their right to convert to common shares at $0.50 per share.

Note 13. Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.