Form 10QSB
period 2007-03-31
PHANTOM FIBER CORP
filed 2007-05-21
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as May 18, 2007: 17,106,089 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Phantom Fiber Corporation

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at March 31, 2007 and December 31, 2006

	March 31,	December 31
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$44,020	$29,864
Accounts receivable - net	72,977	35,146
Marketable securities	25,001	25,001
Investment tax credit receivable	405,611	376,345
Prepaid expenses and other receivables	36,735	26,400
Total current assets	584,344	492,756

Property and Equipment - net	52,207	55,289

Other Assets:
Deferred financing costs - net	165,768	242,052
TOTAL ASSETS	$802,319	$790,097

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$110,592	$56,315
Accrued liabilities	480,825	578,371
Accounts payable and accrued liabilities to related parties	202,310	152,499
Unearned revenue	34,836	14,163
Short term borrowings	238,012	—
Short term borrowings from related party	259,650	—
Current portion of obligation under capital leases	13,947	17,758
Derivative instruments	308,157	—
Senior convertible note	250,137	—
Total current liabilities	1,898,466	819,106

Long-Term Liabilities:
Obligation under capital leases	10,355	13,098
Derivative instruments	425,770	2,317,224
Senior convertible note	—	115,299
TOTAL LIABILITIES	2,334,591	3,264,727

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders’ Equity (Deficiency)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 17,106,089 shares, issued and outstanding; (16,761,089 shares, December 31, 2006).	17,105	16,760
Additional paid-in capital	5,880,487	5,619,436
Accumulated deficit	(7,438,878)	(8,126,810)
Accumulated other comprehensive income	9,014	15,984
Total stockholders’ equity (deficiency)	(1,532,272)	(2,474,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$802,319	$790,097

See accompanying notes.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Professional services	$3,846	$80,148
User fees and royalties	52,701	28,461

	56,547	108,609

Operating expenses

Research and development	261,148	242,513
Sales and marketing	112,247	158,157
General and administrative	190,607	528,298

Total operating expenses	564,002	928,968

Operating loss before other income (expenses)	(507,455)	(820,359)

Other income (expenses)
Loss on settlement and write-off of accounts payable	—	(4,163)
Amortization of deferred financing costs	(76,284)	(65,332)
Change in value of derivative instruments	1,583,297	(2,307,370)
Interest expense	(312,597)	(16,146)
Interest income	1,839	1,427
(Loss) gain on foreign exchange	(868)	678
Income (loss) before provision for income taxes	687,932	(3,211,265)
Provision for income taxes	—	—
Net income (loss)	687,932	(3,211,265)

Other comprehensive income
Unrealized gain on marketable securities	—	466
Foreign exchange translation gain (loss)	(6,970)	(29,758)
	(6,970)	(29,292)
Comprehensive income (loss)	$680,962	$(3,240,557)
Net income (loss) per share
Weighted average number of common shares outstanding -basic	16,907,667	14,361,255
Weighted average number of common shares outstanding - fully diluted	17,034,317	14,361,255
Income (loss) per share - basic and fully diluted	$0.04	—

See accompanying notes.

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Three month periods ended March 31, 2007 and March 31, 2006

	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net income (loss)	$687,932	$(3,211,265)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	79,366	68,736
Stock-based compensation expense	107,296	80,300
Bonus paid in stock	—	255,000
Loss on settlement and write off of debt	—	4,163
Market adjustment on derivative instruments	(1,583,297)	2,307,370
Accretion of interest expense (convertible notes)	267,338	—
Common stock issued for debt reduction and services	21,600	21,416
Provision for allowance for doubtful accounts	(20,845)	—

Increase (decrease) in cash flows as a result of changes in assets and liability account balances:
Accounts receivable	(16,986)	(6,882)
Investment tax credit receivable	(29,266)	(21,279)
Prepaid expenses and other receivables	(10,335)	6,000
Accounts payable and accrued liabilities	6,542	(101,715)
Unearned revenue	20,673	(51,963)
Net cash used in operating activities	(469,982)	(650,119)

Cash Flows From Financing Activities
Costs incurred to secure financing	—	(300,720)
Issuance of senior convertible notes	—	2,642,000
Repayment of capital lease obligation	(6,554)	(2,701)
Increase in short term borrowings	497,662	57,016
Issuance of common stock	—	6,394
Net cash provided by financing activities	491,108	2,401,989

Foreign currency translation loss	(6,970)	(29,758)

Increase in cash	14,156	1,722,112

Cash, beginning of period	29,864	269,410

Cash, end of period	$44,020	$1,991,522

See accompanying notes.

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Three month periods ended March 31, 2007 and March 31, 2006

	2007	2006
	(Unaudited)	(Unaudited)
Interest paid	$14,393	$—

Non cash transactions:
Common shares issued on conversion of debenture	132,500	—
Common shares issued in settlement of accounts payable	—	338,216
Common shares issued for bonus	—	255,000
Stock-based compensation recorded as deferred finance expense	—	129,500
Property, plant and equipment acquired through capital leases	—	10,351

See accompanying notes.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2007

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

Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 8,370,537 (167,410,735 pre-consolidation of shares) shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 1,374,107 (after consolidation of shares) shares had been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction was recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction was accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets were recorded. Prior period results and comparatives are those of Phantom Fiber Corporation and its subsidiary. Based on the price of the Company's common stock on July 7, 2004 of $1.60 per share (being $0.08 per share restated for a 1 for 20 reverse stock split which became effective May 5, 2005) , the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

Pursuant to the terms of the share exchange agreement between the Company and Phantom Fiber, upon Closing on July 7, 2004, the holders of an aggregate of CAD $1,200,000 (approximately US$919,750) principal amount of convertible debentures of Phantom Fiber Corporation received warrants exercisable until the second anniversary of the Closing to purchase 750,000 (after consolidation of shares) shares of the Company's common stock at an exercise price of $1.68 per share (being $0.084 per share restated for a 1 for 20 reverse stock split (see Note 5).

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
Three months ended March 31, 2007

Note 1. Description of Business and Basis of Presentation (continued)

c) Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $7,438,878 as at March 31, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the Company to continue operations unhindered. Over the past 120 days management has been in discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to sustain its profitability. These projects will be integrated throughout the upcoming year.

Note 2. Summary of Significant Accounting Policies

a) Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. All per share amounts reflect the effect of the 1 for 20 reverse stock split effective May 5, 2005. The fully diluted income per share of $0.04 for the three months ended March 31, 2007 is the same as basic income per share. The diluted loss per share of $0.22 for the three months ended March 31, 2006 is the same as the basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2007 and 2006, have been excluded from the per share computation because they were antidilutive.

	March 31, 2007	March 31, 2006
Stock Options	1,664,651	546,875
Warrants	8,652,093	9,614,998
Convertible Notes Payable	6,006,867	7,000,000

b) Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of our Canadian dollar denominated subsidiary into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

	Unrealized Gain (Loss) on Marketable Securities	Foreign Exchange Translation Gain (Loss)	Total Gain (Loss)
Beginning balance, January 1, 2007	$(24,999)	$40,983	$15,984
Foreign exchange translation gain (loss)	—	(6,970)	(6,970)
Balance March 31, 2007	$(24,999)	$34,013	$9,014

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2007

Note 2. Summary of Significant Accounting Policies (continued)

c) Stock options

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 4(c)).

d) Recent Accounting Pronouncement:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008.

Note 3. Short Term Borrowings

March 31
2007
Investment tax credit receivable factored, repayable upon receipt of payment from government, bearing interest at 34.5% per annum	$238,012
Advance from a related party, repayable on demand, unsecured, bearing interest at 21.5% per annum	86,550
Advance from a related party, repayable 3 months from drawdown date, secured and bearing interest at 2.5% per month	173,100
Total	$497,662

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2007

Note 4. Capital Structure

(a) Warrants:

  The composition and exercise prices of the warrants outstanding at March 31, 2007 are as follows:

	Number of warrants	Weighted average exercise price	Expiry Date

December 31, 2006	8,852,093	$1.19
Warrants granted	—	—
Warrants expired	(200,000)	(1.50)

March 31, 2007	8,652,093	1.18

Comprised of:
	200,000	1.51	November 30, 2007
	18,633	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	8,652,093	$1.18	-

(b) Equity Transactions:

In February 2007, the Company issued 80,000 unrestricted common shares as part of an agreement for document filing services for the next twelve months. The shares were valued at $21,600.

In February and March, 2007, the Company issued 265,000 restricted common shares to senior convertible debt holders who exercised their right to convert to common shares at $0.50 per share.

(c) Share - Based Payments:

In connection with the Reverse Acquisition described in note 1(b), the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 options to a maximum of 2,000,000 options.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2007

Note 4. Capital Structure (continued)

(c) Share - Based Payments: (continued)

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2007 include share-based compensation expense totaling approximately $107,296. Of this amount, $48,839 represents the current quarter expense related to options granted to employees. The options were granted on July 14, 2006 and the vesting period ranges from immediately to 3 years. The compensation expense for these options will be recognized ratably over the vesting period. Options granted to directors for the 2007 to 2008 period, account for $1,457 of compensation expense for the current quarter. The remaining amount of $57,000 relates to services provided in the current period. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses.

Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2007

Note 4. Capital Structure (continued)

During 2007, the Company took into consideration guidance under FAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the three month periods was estimated using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2007
2007
Expected term (in years)	2.50 to 4.00
Expected stock price volatility	113% to 187%
Risk free interest rate	4.54% to 5.05%
Expected dividend yield	0%
Estimated fair value per option granted	$0.121 to $0.367

A summary of the changes in the Company’s stock option plan for the three month period ended March 31, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2007	1,903,471	$0.47	4.53	$62,282
Options granted	—	—	—
Options cancelled	(238,820)	0.53	—	—
Options exercised	—	—	—	—

Balance, March 31, 2007	1,664,651	0.46	4.78	17,210

Exercisable, March 31, 2007	647,548	$0.39	3.61	$17,210

As of March 31, 2007, there was $178,135 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years. The following is a summary of all stock options outstanding as of March 31, 2007.
Exercise Price	Number of options outstanding	Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	409,750	2.12	$0.23	409,750	$0.23
0.50	434,894	5.33	0.50	—	0.50
0.51	795,007	5.99	0.51	212,798	0.51
2.00	25,000	4.66	2.00	25,000	2.00
$0.23 - $2.00	1,664,651	4.78	$0.46	647,548	$0.39

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2007

Note 5. Senior Convertible Notes

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

The notes totaling $3,500,000 have a stated maturity date of January 9, 2008 with an option to the holder to extend the date in case of an event of default (as specified) and on change of control as defined. These notes are convertible into common shares at $0.50 with a reset provision to 75% of the conversion rate in the event that certain performance targets and stock price levels specified in the notes agreement are not met by December 31, 2006. The notes are redeemable earlier at the option of the holder in case any of the specified events of default occur or on change of control. The redemption amount is to be calculated in accordance with the formula specified in the notes agreement. The notes bear interest at 1% per annum. The interest rate becomes 15% per annum for the period in which interest is overdue and reverts back to 1% when payment is made or the notes are converted into common stock. The Company has accrued $15,152 representing the 1% interest due and $199,671 for overdue interest at 14% per annum as of March 31, 2007.  The notes also have two separate warrants to purchase common stock of the Company. Warrant A entitles the holders to purchase up to 3,500,000 common shares at $1.50 per share and Warrant B entitles the holders to purchase up to 3,500,000 common shares at $0.56 per share. These warrants are exercisable until January 9, 2009.

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
Three months ended March 31, 2007

Note 5. Senior Convertible Notes (continued)

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

The Company revalued the conversion option and the warrants as of March 31, 2007 at $308,157 and $425,770, respectively. During the three months ended March 31, 2007, the Company has recorded income of $1,583,297 from the change in value of these derivative instruments.

Note 6. Related Party Transactions

Included in accounts payable and accruals to related parties is an amount of $154,123 ($137,671 - December 31, 2006) due to an officer for services rendered during the period, representing unpaid compensation due to the officer. Also included in accrued liabilities to related parties at March 31, 2007 is an amount of $34,152 owing to a company directly controlled by the spouse of the CEO for legitimate services rendered.

A person related to the CEO provided the Company with a short term loan amounting to $86,550, unsecured, payable upon demand and bearing interest at 21.5% per annum. This same person also provided a second short term loan for $173,100, secured by accounts receivables and a general security agreement, with a term of 3 months from drawdown date and interest of 2.5% per month.

Note 7. Subsequent Events

In April 2007, the Company negotiated short term financing of $300,000 or part thereof in $100,000 increments. The cost of this agreement is for each $100,000 increment or part thereof; 3 year warrants to purchase 300,000 common shares at $0.50 per share with registration rights of unlimited piggyback. Interest of 10% per annum is payable upon expiry of the note or repayment date. The term of the loan is 180 days from the first receipt with interest of 15% should repayment not be made within this time frame and an extension fee of 100,000 warrants for each $100,000 increment loaned or part thereof.

Also in April 2007, the Company paid off a short term borrowing of $238,012 plus interest, legal and administrative charges.

In April 2007, the Company negotiated settlement of an accounts payable for public relations services in the amount of $8,000. This will result in a savings of approximately $7,000 over the amount originally claimed by the vendor.

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

Business Overview

Phantom Fiber Corporation is a leading developer of a wireless platform that enables its customers to deliver high-performance applications across global communications networks to mobile users. The Phantom Fiber wireless platform extends the rich multimedia content and user experience of traditional Internet web sites securely and instantly to over 1,400 mobile device types including cellular phones and PDA’s. Since inception our focus remains solely on producing wireless technology products and services. Phantom Fiber capitalizes on its proprietary data transmission technique Smart Streaming™ delivering Internet speed performance that intuitively adapts to wireless handset properties. Information is securely encased and delivered with complete end-to-end encryption using today’s most advanced security techniques identical to the Internet. The other key technical differentiator remains our ability to port applications across multiple mobile platforms and network carriers supporting over 1,400 different handsets and mobile devices.

Phantom Fiber’s licensing models are segmented into two categories depending on the potential user base. Indifferent of license category, client agreements include an integration/services fee to customize the mobile framework to their specific requirements.

The first license category is a subscription or revenue share based model and these license types are determined by customers that can sustain a user base greater then 1,000 regular mobile users. In such cases we typically enter into an exclusive multi-year, revenue-sharing agreement, under which they use Phantom Fiber’s technology to offer services or functions such as video delivery, financial information, games, content or various other features with the ability to transact to their existing data servers. The subscribers are charged a monthly user fee or percentage of the revenues generated from those clients. Phantom Fiber does not produce or distribute any industry specific content such as game related or wagering software or financial industry content, it strictly provides a mobile transport layer that delivers encrypted packets over the cellular networks on behalf of a hosting client. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

The second license category is for clients with a smaller client base potential in which case a server based agreement is negotiated with an annual maintenance fee to offset technical support and product upgrade costs. The server or enterprise license fee is based on the size of the host server.

Based on our mobile platform’s technical differentiators and our preferred business strategy to develop an annuity based business through subscriptions and other perpetual based revenue models we identified markets where:

•	users are likely to be “early adopters” of wireless technologies;

•	there is no apparent or dominant competition;

•	the company can leverage existing channels to quickly become the dominant provider as we interface and wirelessly extend existing internet environments ensuring, we don’t compete against our clients;

•	the Company can implement a stable recurring revenue model on a client base that would exceed 10,000 users per client;

•	it is a consumer base application that spans the globe and multiple device types taking advantage of the portability of our offering.

Accordingly, the company identified three markets: the Entertainment and Gaming market; Financial Services; and the Enterprise application market - with emphasis on content delivery and transaction processing.

Entertainment and Gaming: Phantom Fiber’s unique architecture has allowed us to position ourselves as the dominant player in the mobile gaming sector. Our goal remains to capitalize on our distinct technical advantages, and increase our market share in this large and continually growing sector. As one of the pioneers of this industry, our market penetration has been successful in securing large clients in each of the six segments that make up the gaming sector (casino games, sports book, horse racing, poker, skill based games, and lottery/bingo/keno). By remaining focused on the mobile aspects of our platform, we attempt to continually bring innovation to our clients. For example, as one of the first mobile companies with the capability to deliver live streaming video to the mobile handset, it allows us to introduce these features to the pari-mutual industry to view live horse racing, the sports industry to watch highlight reels, or the casino industry to play against a live dealer.

Financial Services and Real Time Trading: Phantom Fiber’s original team came from an extensive financial background having built a wireless application for a large Canadian bank. With this knowledge and the software objects we have developed, we have recently increased our focus on an offering to financial institutions supporting the banking and brokerage/trading sectors. Realizing transaction speed, security, and a graphically rich presentation layer are key to a successful deployment, along with support for over 1,400 handset types we produced a suite of functions to support this industry and began executing on our strategy to penetrate this market globally. The suite of applications, built entirely on the Phantom Fiber Wireless Framework, allows financial institutions to extend a highly customizable version of their internet functions to their clients. Functions such as account inquiry, funds transfer, transaction history, bill payments, portfolio management, access to market data and customizable alerts will be available but due to the transaction speed and security incorporated into our mobile platform, we feel there is a more significant opportunity in the brokerage, foreign exchange and fixed income securities trading markets to perform real time transactions. Furthermore with the graphic capabilities of our product, analysis and trending will make it a very unique offering.

Enterprise Solutions: We realize that every enterprise solution is unique. Every Enterprise Resource Planning product, such as SAP or Oracle Financials, or Customer Resource Management application follows a different process flow and has very specific data requirements for each specific client. Therefore, we do not presume to have a “one size fits all” enterprise solution. Our enterprise solution anticipates extensive customization and consulting services. Consulting fees coupled with an enterprise based license model is our anticipated revenue model approach to this market. We currently have several unique mobile features which can be applied to a broad range of industries from manufacturers to service providers, again across any device type. For example, our Store & Forward technology allows field or sales representatives in a shielded area or out of cellular range to continue using their application recording the data on the device. Then the device automatically synchronizes with the corporate servers once digital tone is re-established. Furthermore, for enterprises with resources deployed in remote areas, they can use the exact same application deployed in a batch mode that can be synchronized through a normal internet connection.

Current Business and Outlook

Phantom Fiber continues to strengthen its core functions such as increasing performance, simplifying usage, expanding its device coverage to over 1,400 device types, and providing a more robust server architecture to allow clients to remotely monitor the performance and condition of the platform to ensure it remains up and running at all times. The Company also expanded its platform functionality with stronger video streaming technology and other analytical data to further differentiate its offering from any competition. It is the Company’s goal for 2007 to exploit these key technical differentiators and secure a larger market share in the gaming sector and also begin penetrating other markets including the financial sector and remote monitoring and video surveillance.

The Company’s stated goal for this year remains to deploy the backlog of sites it has amassed through its existing contracts and to work closer with its partners in assisting them in the marketing of a mobile product. Each client signed usually requires Phantom Fiber to deploy a number of sites which make up the Company's backlog. In order to address this backlog the Company focuses on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. It has also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $7,438,878 as at March 31, 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses.

Over the past year Phantom has opened offices in New York and in San Jose, Costa Rica. It is the Company’s intention to continue this expansion into the United Kingdom and European markets. Over the past year the Company filed for a Canadian Scientific Research and Experimental Development grant from the Canadian Government based on the uniqueness and technical innovation of the product’s technical features. These grants are awarded to companies for the advancement of science or technology beyond the scope of current commercially available products. Due to the unique and proprietary technical advancements Phantom Fiber has developed in mobile transaction enablement it has received these grants.

Management believes that ongoing success and profitability will stem from three areas: (1) contract fulfillment through client deployments; (2) direct involvement in the marketing and user adoption strategies of the clients; and (3) ongoing product development to expand the Company’s core product and service offerings and increase its competitive position. The Company intends to enhance its product offering by introducing new features and products as the market demands. As part of its product development process, the Company has worked closely with its customers and its distribution channels to ensure that such market demands are defined and met.

Results of operations three months ended March 31, 2007 and March 31, 2006

In the first quarter of fiscal 2007 the operating loss, before other income and expenses, decreased by $312,904 to $507,455 from $820,359 in the first quarter of 2006. After the net impact of other income and expenses the net income for the quarter ended March 31, 2007 was $687,932 compared to a net loss of $3,211,265 for the same period in the preceding year, an increase of $3,899,197.

Revenue

Total revenue decreased by $52,062 from $108,609 for the quarter ended March 31, 2006 to $56,547 for the quarter ended March 31, 2007, a decrease of 48%. Professional services revenue decreased by $76,302 from $80,148 in the first quarter of 2006 to $3,846 in the first quarter of fiscal 2007. User fees increased $24,240 from $28,461 in the first quarter of 2006 to $52,701 in the first quarter of 2007. The decrease in professional fees in the first quarter of 2007 as compared to 2006 reflects the unearned revenue at the end of 2005 which was delivered in the first quarter of 2006.

Operating expenses

Total operating expenses decreased $364,966 from $928,968 for the quarter ended March 31, 2006 to $564,002 for the quarter ended March 31, 2007, a decrease of 39%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $18,635 to $261,148 in the first quarter of 2007 from $242,513 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation increased from $260,973 in 2006 to $283,375 in 2007 an increase of $22,402 (8%). Employees were granted options in July 2006 and the amortization of this compensation expense amounted to $17,869 during the quarter. Annual salary increases and the timing during the year of staff departures and arrivals account for the balance of the change. Research and development tax credits increased by $4,015 from $21,650 in 2006 to $25,665 in 2007.

Sales and marketing

Total sales and marketing expenses decreased by $45,910 to $112,247 in the first quarter of fiscal 2007 from $158,157 in the previous year representing a decrease of 29%. Sales and marketing salaries and benefits increased by $21,041 (49%) from $43,375 in 2006 to $64,416 in 2007. Employee options accounted for $9,771 of this increase. The Company had five people in the sales and marketing department throughout the first quarter in 2007 versus three during the same period in 2006. The additional staff account for the remaining increase for the period. Travel and entertainment expenses increased $8,591 in the first quarter of 2007 over the same period in 2006 reflecting the additional costs incurred by more staff. Consulting services, new in 2007, represent payments to a resource responsible for creating sales in Europe, increased $12,103 over the prior year. Offsetting these increases is a decrease of $86,817 from $95,528 in 2006 to $8,711 in 2007 for public relations expenses.

General and administrative expenses

The Company’s general and administrative expenses decreased to $190,607 for the three months ended March 31, 2007 from $528,298 for the same period last year a decrease of $337,691. Salaries decreased $234,642 from $327,968 in 2006 to $93,326 in 2007 as a result of a stock bonus in 2006 to the CEO for $255,000. This savings was offset by an increase of $20,358 attributable to change in staff and the addition of the VP Finance and employee stock compensation expense. Insurance costs decreased by $29,624 from $37,902 in 2006 to $8,278 in 2007 as a result of recognizing the payment ratably over the policy term in the current year. Legal fees decreased by $14,074 from $26,204 in 2006 to $12,130 in 2007. Consulting services decreased by $40,612 from $41,892 in 2006 to $1,280 in 2007.

Other income and expenses

During the first quarter of 2007 holders of senior convertible debt exercised the conversion feature resulting in interest expense in the amount of $127,492 being recognized. An additional $139,846 of interest on accretion of senior convertible debt was recognized for the period in which the debt remained outstanding. The interest payable on this debt also accounted for $19,932 of interest expense for the current year. The Company recognized a net gain for change on value of $1,583,297 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt have been deferred and are being amortized over 24 months, the life of the instrument and results in amortization expense of $76,284 for the current year.

Financial Condition

Total assets increased $12,222 from $790,097 as at December 31, 2006 to $802,319 as at March 31, 2007:

•	Cash increased by $14,156 due to short term borrowings less operational expenses paid during the quarter.

•	Accounts receivable increased $16,986 as a result of new accounts and existing customer billings.

•	Investment tax credits increased by $29,266 from additional investment tax credits accrued in the quarter.

•	Prepaid expenses increased $10,335 due to shares issued for annual filing fee services.

•	Deferred financing costs decreased by $76,284 as a result of amortization for the period.

•	Property, plant and equipment decreased by $3,082 due to depreciation for the quarter.

Total liabilities decreased $930,136 from $3,264,727 at December 31, 2006 to $2,334,591 as at March 31, 2007.

•	An increase in trade accounts payable of $54,277 from December 31, 2006 to March 31, 2007, due to audit and legal fees

•	An increase in accrued liabilities due to related parties for services provided and interest on loans of $49,811.

•
A decrease in accrued liabilities resulting from elimination of accrual for 2005 director fees of $57,000, reassignment of investment tax consulting work to related parties of $46,596, reduction of audit fee accrual of $16,255 and Costa Rica salaries paid of $5,695 offset by increases for franchise taxes of $5,418, director fees of $6,000, interest on convertible debt of $6,722 and interest on loans of $6,522.

•	Unearned revenue increased $20,673 due to a new account billing of $25,000 less completion of two customer contracts for $3,846.

•	An increase in short term borrowings of $497,662.

•	A decrease of $6,554 in obligations under capital leases due to payments during the quarter.

•	A decrease of $1,583,297 attributable to the accounting for derivative instruments relating to convertible notes.

•	An increase in interest due on senior convertible debt of $134,838 net of conversions.

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

Liquidity and Capital Resources

The Company’s working capital deficiency was $326,350 at December 31, 2006 and $1,314,122 at March 31, 2007, representing a decline of $987,772. The decline was primarily the result of funds raised from short term borrowing of $497,662 offset by slight increases in various asset classes as outlined above. The Company had cash and cash equivalents of $44,020 compared with cash and cash equivalents of $29,864 at the end of the prior year.

For the period ended March 31, 2007, cash used in operating activities totaled $469,982. This amount compares to $650,119 used in operations in the first three months of 2006. The cash used was funded by an increase in financing activities of $491,108. The Company raised funds through short term borrowings of $497,662 less repayment of capital leases of $6,554.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company’s annual audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. See Form 10-KSB for the year ended December 31, 2006.

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

DATE: May 18, 2007	BY:	/s/ Jeffery Halloran
Jeffery Halloran President/CEO/Director