Form 10QSB
period 2007-06-30
PHANTOM FIBER CORP
filed 2007-08-20
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 20, 2007: 17,128,089 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Phantom Fiber Corporation

INDEX

PART I	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	Condensed Consolidated Statements of Cash Flows	6-7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	22

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signature		24

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at June 30, 2007 and December 31, 2006
	June 30,	December 31
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$3,331	$29,864
Accounts receivable - net	63,736	35,146
Marketable securities	41,441	25,001
Investment tax credit receivable	126,471	376,345
Prepaid expenses and other receivables	37,086	26,400
Total current assets	272,065	492,756

Property and Equipment - net	49,124	55,289

Other Assets:
Deferred financing costs - net	303,666	242,052
TOTAL ASSETS	$624,855	$790,097

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$153,522	$56,315
Accrued liabilities	520,519	578,371
Accounts payable and accrued liabilities to related parties	239,916	152,499
Unearned revenue	45,774	14,163
Short term borrowings	300,000	—
Short term borrowings from related party	283,290	—
Current portion of obligation under capital leases	13,768	17,758
Derivative instruments	429,730	—
Senior convertible note	565,166	—
Total current liabilities	2,551,685	819,106

Long-Term Liabilities:
Obligation under capital leases	8,077	13,098
Derivative instruments	591,964	2,317,224
Senior convertible note	—	115,299
TOTAL LIABILITIES	3,151,726	3,264,727

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders’ Equity (Deficiency)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 17,128,089 shares, issued and outstanding; (16,761,089 shares, December 31, 2006).	17,127	16,760
Additional paid-in capital	6,217,904	5,619,436
Accumulated deficit	(8,741,799)	(8,126,810)
Accumulated other comprehensive income (loss)	(20,103)	15,984
Total stockholders’ equity (deficiency)	(2,526,871)	(2,474,630)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$624,855	$790,097

See accompanying notes.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Six month periods ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Professional services	$28,890	$130,868
User fees and royalties	97,667	68,455

	126,557	199,323

Operating expenses
Research and development	502,076	602,881
Sales and marketing	214,317	290,547
General and administrative	424,400	707,552

Total operating expenses	1,140,793	1,600,980

Operating loss before other income (expenses)	(1,014,236)	(1,401,657)

Other income (expenses)
Gain (loss) on disposal of marketable securities	3,861	(19,014)
Loss on settlement and write-off of accounts payable	—	(4,292)
Amortization of deferred financing costs	(204,929)	(130,664)
Change in value of derivative instruments	1,295,530	(1,808,347)
Interest expense	(91,491)	(14,649)
Interest on accretion of senior convertible debt	(593,367)	(25,719)
Interest income	1,901	3,989
Loss on foreign exchange	(12,258)	(82,981)
Loss before provision for income taxes	(614,989)	(3,483,334)
Provision for income taxes	—	—
Net loss	(614,989)	(3,483,334)

Other comprehensive income (loss)
Unrealized gain on marketable securities	24,999	—
Foreign exchange translation (loss) gain	(61,086)	85,220
	(36,087)	85,220
Comprehensive loss	$(651,076)	$(3,398,114)
Net loss per share
Weighted average number of common shares outstanding	17,010,951	14,691,166
Loss per share - basic and fully diluted	$(0.04)	$(0.24)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Professional services	$25,044	$50,720
User fees and royalties	44,966	39,994

	70,010	90,714

Operating expenses
Research and development	240,928	360,368
Sales and marketing	102,070	132,390
General and administrative	233,793	179,254

Total operating expenses	576,791	672,012

Operating loss before other income (expenses)	(506,781)	(581,298)

Other income (expenses)
Gain (loss) on disposal of marketable securities	3,861	(19,014)
Loss on settlement and write-off of accounts payable	—	(129)
Amortization of deferred financing costs	(128,645)	(65,332)
Change in value of derivative instruments	(287,767)	499,023
Interest expense	(46,232)	(9,843)
Interest on accretion of senior convertible debt	(326,029)	(14,379)
Interest income	62	2,562
Loss on foreign exchange	(11,390)	(83,659)
Loss before provision for income taxes	(1,302,921)	(272,069)
Provision for income taxes	—	—
Net loss	(1,302,921)	(272,069)

Other comprehensive income (loss)
Unrealized gain (loss)on marketable securities	24,999	(466)
Foreign exchange translation gain (loss)	(54,116)	114,978
	(29,117)	114,512
Comprehensive loss	$(1,332,038)	$(157,557)
Net loss per share
Weighted average number of common shares outstanding	17,113,100	15,017,451
Loss per share - basic and fully diluted	$(0.08)	$(0.02)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Six month periods ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(614,989)	$(3,483,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,094	136,684
(Gain) loss on sale of securities	(3,861)	19,014
Stock-based compensation expense	167,192	80,300
Bonus paid in stock	—	255,000
Recovery of expenses resulting from return of common stock	—	(96,000)
Loss on settlement and write off of debt	—	4,163
Market adjustment on derivative instruments	(1,295,530)	1,808,347
Accretion of interest expense (convertible notes)	593,367	25,719
Common stock issued for debt reduction and services	21,600	21,416
Provision for allowance for doubtful accounts	(19,001)	—

Increase (decrease) in cash flows as a result of changes in assets and liability account balances:
Accounts receivable	(9,589)	(20,980)
Investment tax credit receivable	249,874	(30,509)
Prepaid expenses and other receivables	(10,686)	22,356
Accounts payable and accrued liabilities	126,772	(154,454)
Unearned revenue	31,611	(51,963)
Net cash used in operating activities	(552,146)	(1,464,241)

Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	12,420	5,000
Purchase of fixed assets	—	(602)
Purchase of short term investments	—	(513,360)
Net cash provided (used) by investing activities	12,420	(508,962)

Cash Flows From Financing Activities
Costs incurred to secure financing	—	(300,720)
Issuance of senior convertible notes	—	2,642,000
Repayment of capital lease obligation	(9,011)	(5,409)
Increase (decrease) in short term borrowings	583,290	(45,171)
Issuance of common stock	—	6,394
Net cash provided by financing activities	574,279	2,297,094

Foreign currency translation loss	(61,086)	85,220

(Decrease) increase in cash	(26,533)	409,111

Cash, beginning of period	29,864	269,410

Cash, end of period	$3,331	$678,521

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Six month periods ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Interest paid	$19,495	$3,250

Non cash transactions:
Common shares issued on conversion of debenture	143,500	—
Common shares issued in settlement of accounts payable	—	338,216
Stock-based compensation recorded as deferred finance expense	266,543	129,500
Property, plant and equipment acquired through capital leases	—	10,351
Marketable securities received for services rendered	—	17,500

See accompanying notes

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

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

b)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $8,741,799 as at June 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the Company to continue operations unhindered. Management has been successful in securing some short term financing and continues discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to result in its profitability. These projects will be integrated throughout the upcoming year.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

Note 2.	Summary of Significant Accounting Policies

a)	Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three and six month periods ended June 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006, is derived from Phantom Fiber Corporation (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any other portion thereof.

b)	Net loss per share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. All per share amounts reflect the effect of the 1 for 20 reverse stock split effective May 5, 2005. The fully diluted loss per share of $0.04 for the six months ended June 30, 2007 is the same as basic income per share. The diluted loss per share of $0.24 for the six months ended June 30, 2006 is the same as the basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at June 30, 2007 and 2006, have been excluded from the per share computation because they were antidilutive.

	June 30, 2007	June 30, 2006
Stock Options	126,650	264,577
Convertible Notes Payable	5,917,436	7,000,000

c)	Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of our Canadian dollar denominated subsidiary into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

	Unrealized Gain (Loss) on Marketable Securities	Foreign Exchange Translation Gain (Loss)	Total Gain (Loss)
Beginning balance, January 1, 2007	$(24,999)	$40,983	$15,984
Realized gain on sale of security	4,280	—	4,280
Unrealized gain	20,719	—	20,719
Foreign exchange translation gain (loss)	—	(61,086)	(61,086)
Balance June 30, 2007	$—	$(20,103)	$(20,103)

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

Note 2.	Summary of Significant Accounting Policies (continued)

d)	Stock options

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 4(c)).

e)	Recent Accounting Pronouncement:

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

Note 3.	Short Term Borrowings

June 30
2007
Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10% plus 3 year warrants to purchase 900,000 common shares at $0.50 per share with registration rights of unlimited piggyback. Interest rate is 15% if not repaid within the 180 days and an extension fee of 100,000 warrants for each $100,000 increment loaned.	$300,000
Advance from a related party, repayable on demand, unsecured, bearing interest at 21.5% per annum	94,430
Advance from a related party, repayable 3 months from drawdown date, secured and bearing interest at 2.5% per month	188,860
Total	$583,290

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

Note 4.	Capital Structure

(a)	Warrants:

The composition and exercise prices of the warrants outstanding at June 30, 2007 are as follows:

	Number of warrants	Weighted average exercise price	Expiry Date
December 31, 2006	8,852,093	$1.19
Warrants granted	900,000	0.50
Warrants expired	(200,000)	(1.50)

June 30, 2007	9,552,093	1.12

Comprised of:

	200,000	1.51	November 30, 2007
	18,633	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	300,000	0.50	April 18, 2010
	300,000	0.50	May 18, 2010
	300,000	0.50	June 12, 2010

	9,552,093	$1.12	-

(b) Equity Transactions:

In February 2007, the Company issued 80,000 unrestricted common shares as part of an agreement for document filing services for the next twelve months. The shares were valued at the market price at date of issuance aggregating $21,600.

In February and March, 2007, the Company issued 265,000 unrestricted common shares to senior convertible debt holders who exercised their right to convert to common shares at $0.50 per share.

In April, May and June 2007, the Company issued a total of 900,000 warrants to purchase common shares at $0.50 per share. The warrants were issued as part of the cost of financing short term loans from an unrelated party and valued at $266,543 in the aggregate.

In June 2007, the Company issued 22,000 unrestricted common shares to senior convertible debt holder who exercised their right to convert to common shares at $0.50 per share.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

Note 4.	Capital Structure (continued)

(c)	Share - Based Payments:

In connection with the Reverse Acquisition in July 2004, the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 (after consolidation of shares) options to a maximum of 2,000,000 options.

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

As a result of the adoption of FAS 123 (R), the Company's results for the six month period ended June 30, 2007 include share-based compensation expense totaling $167,192. Of this amount, $74,882 represents the expense related to options granted to employees. The options were granted on July 14, 2006 and the vesting period ranges from immediately to 3 years. The compensation expense for these options will be recognized ratably over the vesting period. Options granted to directors accounted for $35,310 of compensation expense for the six month period. The remaining amount of $57,000 relates to services provided in the current period. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses.

Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

Note 4.	Capital Structure (continued)

During 2007, the Company took into consideration guidance under FAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the six month period was estimated using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30, 2007
Expected term (in years)	4.00
Expected stock price volatility	132.57%
Risk free interest rate	4.54%
Expected dividend yield	0%
Estimated fair value per option granted	$0.235

A summary of the changes in the Company’s stock option plan for the six month period ended June 30, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2007	1,903,471	$0.47	4.78	$62,282
Options granted	272,860	0.50	2.75	—
Options cancelled	(238,820)	0.53	—	—
Options exercised	—	—	—	—

Balance, June 30, 2007	1,937,511	0.47	4.67	37,697

Exercisable, June 30, 2007	798,102	$0.41	3.08	$37,697

As of June 30, 2007, there was $143,064 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 2.25 years. The following is a summary of all stock options outstanding as of June 30, 2007.

Exercise Price	Number of options outstanding	Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	409,750	1.62	$0.23	409,750	$0.23
0.50	707,754	4.48	0.50	150,554	0.50
0.51	795,007	5.68	0.51	212,798	0.51
2.00	25,000	4.16	2.00	25,000	2.00
$0.23 - $2.00	1,937,511	4.67	$0.47	798,102	$0.41

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

Note 5.	Senior Convertible Notes

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

The notes totaling $3,500,000 have a stated maturity date of January 9, 2008 with an option to the holder to extend the date in case of an event of default (as specified) and on change of control as defined. These notes are convertible into common shares at $0.50 with a reset provision to 75% of the conversion rate in the event that certain performance targets and stock price levels specified in the notes agreement are not met by December 31, 2006. The notes are redeemable earlier at the option of the holder in case any of the specified events of default occur or on change of control. The redemption amount is to be calculated in accordance with the formula specified in the notes agreement. The notes bear interest at 1% per annum. The interest rate becomes 15% per annum for the period in which interest is overdue and reverts back to 1% when payment is made or the notes are converted into common stock. The Company has accrued $22,418 representing the 1% interest due and $195,814 for overdue interest at 14% per annum as of June 30, 2007.  The notes also have two separate warrants to purchase common stock of the Company. Warrant A entitles the holders to purchase up to 3,500,000 common shares at $1.50 per share and Warrant B entitles the holders to purchase up to 3,500,000 common shares at $0.56 per share. These warrants are exercisable until January 9, 2009.

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

Registration Rights Agreements require the Company to register and maintain the registration of the shares underlying the aforementioned notes and the warrants. Registration of the underlying shares was completed in April 2006. However, the Company will incur cash penalties if it fails to maintain the registration.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2007

Note 5.	Senior Convertible Notes (continued)

The Company has accounted for the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company had recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the initial difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000, the value of the notes. The debt discount is being amortized using the effective interest rate method over the life of the underlying debt accordingly; the effective interest rate for the debt is 507%. The cash paid of $300,720, the value of the warrants of $211,519 and the shares issued of $43,200 to the private agents and lawyers have been accounted as deferred financing cost and the warrants have been accounted as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.

The Company revalued the conversion option and the warrants as of June 30, 2007 at $429,730 and $591,964, respectively. During the six months ended June 30, 2007, the Company has recorded income of $1,295,530 from the change in value of these derivative instruments.

Note 6.	Related Party Transactions

Included in accounts payable and accruals to related parties is an amount of $168,155 ($137,671 - December 31, 2006) due to an officer for services rendered during the period, representing unpaid compensation due to the officer. Also included in accrued liabilities to related parties at June 30, 2007 is an amount of $37,263 owing to a company directly controlled by the spouse of the CEO for consulting services rendered and $34,498 owing to a related party for interest on short term loans.

A person related to the CEO provided the Company with a short term loan amounting to $94,430, unsecured, payable upon demand and bearing interest at 21.5% per annum. This same person also provided a second short term loan for $188,860, secured by accounts receivables and a general security agreement, with a term of 3 months from drawdown date and interest of 2.5% per month.

Note 7.	Subsequent Events

In July 2007, the Company negotiated short term financing of $100,000. The cost of this agreement is 3 year warrants to purchase 250,000 common shares at $0.50 per share with registration rights of unlimited piggyback. Interest of 10% per annum is payable upon expiry of the note or repayment date. The term of the loan is 180 days from receipt with interest of 15% should repayment not be made within this time frame and an extension fee of 50,000 warrants for each $50,000 increment loaned or part thereof.

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

The first license category is a subscription or revenue share based model and these license types are determined by customers that can sustain a user base greater then 1,000 regular mobile users. In such cases we typically enter into an exclusive multi-year, revenue-sharing agreement, under which customers use Phantom Fiber’s technology to offer services or functions such as video delivery, financial information, games, content or various other features with the ability to transact to their existing data servers. The subscribers are charged a monthly user fee or percentage of the revenues generated from those clients. Phantom Fiber does not produce or distribute any industry specific content such as game related or wagering software or financial industry content, it strictly provides a mobile transport layer that delivers encrypted packets over the cellular networks on behalf of a hosting client. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

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

Based on our mobile platform’s technical differentiators and our preferred business strategy to develop an annuity based business through subscriptions and other perpetual based revenue models we identified markets where:

•	users are likely to be “early adopters” of wireless technologies;

•	there is no apparent or dominant competition;

•	the company can leverage existing channels to quickly become the dominant provider as we interface and wirelessly extend existing internet environments ensuring we don’t compete against our clients;

•	the Company can implement a stable recurring revenue model on a client base that would exceed 10,000 users per client;

•	it is a consumer base application that spans the globe and multiple device types taking advantage of the portability of our offering.

Accordingly, the company identified three markets: the Entertainment and Gaming market; Financial Services; and the Enterprise Solutions market - with emphasis on content delivery and transaction processing.

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

The Company’s stated goal for this year remains to deploy the backlog of sites it has amassed through its existing contracts and to work closer with its partners in assisting them in the marketing of a mobile product. Each client signed usually requires Phantom Fiber to deploy a number of sites which make up the Company’s backlog. In order to address this backlog the Company focuses on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. It has also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $8,741,799 as at June 30, 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses.

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

Results of operations three months ended June 30, 2007 and June 30, 2006

In the second quarter of fiscal 2007 the operating loss, before other income and expenses, decreased by $74,517 to $506,781 from $581,298 in the first quarter of 2006. After the net impact of other income and expenses the net loss for the quarter ended June 30, 2007 was $1,302,921 compared to a net loss of $272,069 for the same period in the preceding year, an increase of $1,030,852.

Revenue

Total revenue decreased by $20,704 from $90,714 for the quarter ended June 30, 2006 to $70,010 for the quarter ended June 30, 2007, a decrease of 23%. Professional services revenue decreased by $25,676 from $50,720 in the first quarter of 2006 to $25,044 in the first quarter of fiscal 2007. In 2007 there were two accounts comprising unearned revenue of $45,774 as compared to 2006 which had no unearned revenue. User fees increased $4,972 from $39,994 in the first quarter of 2006 to $44,966 in the first quarter of 2007.

Operating expenses

Total operating expenses decreased $95,221 from $672,012 for the quarter ended June 30, 2006 to $576,791 for the quarter ended June 30, 2007, a decrease of 14%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs decreased by $119,440 to $240,928 in the second quarter of 2007 from $360,368 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation decreased from $357,710 in 2006 to $267,917 in 2007 a decrease of $89,793 (25%). This decrease is due to two staff members on leave, four fewer staff and an additional $44,453 of the CEO’s salary allocated to administrative expense. Offsetting these savings are stock option expenses for options granted in July 2006 and the amortization of this compensation expense amounted to $17,868 during the quarter. Research and development tax credits increased by $31,691 from $670 in 2006 to $32,361 in 2007.

Sales and marketing

Total sales and marketing expenses decreased by $30,320 to $102,070 in the second quarter of fiscal 2007 from $132,390 in the previous year representing a decrease of 23%. Sales and marketing salaries and benefits increased by $36,291 (96%) from $37,652 in 2006 to $73,943 in 2007. Employee stock options accounted for $6,375 of this increase. The Company had five people in the sales and marketing department throughout the second quarter in 2007 versus three during the same period in 2006. The additional staff account for the remaining increase for the period. Travel and entertainment expenses decreased $9,040 in the second quarter of 2007 over the same period in 2006. Consulting services decreased $21,607 over the prior year as the need for these services has been minimized. Public relations expense also decreased by $31,342 from $31,630 in 2006 to $288 in 2007 as a result of no longer using the services of a firm in New York. Advertising expense decreased $4,671 from $4,699 in 2006 to $28 in 2007.

General and administrative expenses

The Company’s general and administrative expenses increased to $233,793 for the three months ended June 30, 2007 from $179,254 for the same period last year an increase of $54,539. Salaries increased $48,541 from $55,827 in 2006 to $104,368 in 2007. The main factor is due to allocating $44,453 of the CEO’s salary from R&D to general and administrative. Insurance costs increased by $5,518 from $1,181 in 2006 to $6,699 in 2007 as a result of recognizing the payment ratably over the policy term in the current year. Legal fees decreased by $9,829 from $27,494 in 2006 to $17,665 in 2007 due to reduced activities requiring legal work. Consulting services increased by $36,387 from $(31,892) in 2006 to $4,495 in 2007 and a corresponding decrease in accounting and auditing fees of $37,274 from $68,398 in 2006 to $31,124 in 2007 due to reclassification of expenses. Directors compensation increased $5,482 from $22,886 in 2006 to $28,368 in 2007 due to the addition of one director. Other general expenses decreased from $35,360 to $41,072, a change of $5,712.

Other income and expenses

During the second quarter of 2007 holders of senior convertible debt exercised the conversion feature resulting in interest expense in the amount of $10,057 being recognized. An additional $315,972 of interest on accretion of senior convertible debt was recognized for the period in which the debt remained outstanding. The interest payable on this debt also accounted for $17,094 of interest expense for the current quarter. The Company recognized a net loss for change in value of $287,767 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt have been deferred and are being amortized over 24 months, the life of the instrument and results in amortization expense of $57,002 for the current quarter. The Company also secured short term financing of $300,000 which resulted in warrants being issued and resulted in deferred financing costs of $266,543 being recognized. Of these, $71,643 were amortized during the current quarter.

Results of operations six months ended June 30, 2007 and June 30, 2006

In the first six months of fiscal 2007 the operating loss, before other income and expenses, decreased by $387,421 to $1,014,236 from $1,401,657 in the first six months of 2006. After the net impact of other income and expenses the net loss for the period ended June 30, 2007 was $614,989 compared to a net loss of $3,483,334 for the same period in the preceding year, a decrease of $2,868,345.

Revenue

Total revenue decreased by $72,766 from $199,323 for the six months ended June 30, 2006 to $126,557 for the six months ended June 30, 2007, a decrease of 37%. Professional services revenue decreased by $101,978 from $130,868 in the first six months of 2006 to $28,890 in the first six months of 2007. This is due to the revenues earned in the first quarter of 2006 pertaining to sales closed in 2005 and no unearned revenue as at June 30, 2006 versus $45,774 as at June 30, 2007. User fees increased $29,212 from $68,455 in the first six months of 2006 to $97,667 in the first six months of 2007 reflecting more customers and growth in revenues from previous customers.

Operating expenses

Total operating expenses decreased $460,187 from $1,600,980 for the six months ended June 30, 2006 to $1,140,793 for the six months ended June 30, 2007, a decrease of 29%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs decreased by $100,805 to $502,076 in the first six months of 2007 from $602,881 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation decreased from $618,683 in 2006 to $551,293 in 2007 a decrease of $67,390 (11%). This decrease is due to two staff members on maternity leave, four fewer staff and an additional $44,453 of the CEO’s salary allocated to administrative expense. Offsetting these savings are stock option expenses for options granted in July 2006 and the amortization of this compensation expense amounted to $35,737 for the first six months of 2007. Research and development tax credits increased by $35,706 from $22,320 in 2006 to $58,026 in 2007.

Sales and marketing

Total sales and marketing expenses decreased by $76,230 to $214,317 in the first six months of fiscal 2007 from $290,547 in the previous year representing a decrease of 26%. Sales and marketing salaries and benefits increased by $57,331 (71%) from $81,027 in 2006 to $138,358 in 2007. Employee options accounted for $16,146 of this increase. The Company had five people in the sales and marketing department throughout the first half of 2007 versus three during the same period in 2006. The additional staff account for the remaining increase for the period. The use of outside consulting services has lessened in 2007 resulting in savings of $9,504. Public relations expense decreased from $127,158 in 2006 to $9,000 in 2007 due to the elimination of services provided by a firm in New York. Advertising expenses also reduced from $7,817 in 2006 to $875 in 2007 due to cost control efforts.

General and administrative expenses

The Company’s general and administrative expenses decreased to $424,400 for the six months ended June 30, 2007 from $707,552 for the same period last year a decrease of $283,152. Salaries decreased $186,101 from $383,795 in 2006 to $197,694 in 2007 as a result of a stock bonus in 2006 to the CEO for $255,000. This savings was offset by an increase of $68,899 attributable to change in staff and the addition of the VP Finance and employee stock compensation expense. Insurance costs decreased by $24,106 from $39,083 in 2006 to $14,977 in 2007 as a result of recognizing the payment ratably over the policy term in the current year. Legal fees decreased by $23,903 from $53,698 in 2006 to $29,795 in 2007 due to a lessened need for the services and efforts to reduce costs. Accounting and audit expenses reduced $45,064 from $91,780 for the first six months of 2006 to $46,716 for the same period in 2007. This decrease is due to the change in auditors in 2006 resulting in fees from two audit firms and additional accounting help required to assist the Company close the books in 2006.

Other income and expenses

During the six months of 2007 holders of senior convertible debt exercised the conversion feature resulting in interest expense in the amount of $137,549 being recognized. An additional $455,818 of interest on accretion of senior convertible debt was recognized for the period in which the debt remained outstanding. The interest payable on this debt also accounted for $37,026 of interest expense for the current year. The Company recognized a net gain for change in value of $1,295,530 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt have been deferred and are being amortized over 24 months, the life of the instrument and results in amortization expense of $133,286 for the current year. The Company also secured short term financing of $300,000 which resulted in warrants being issued and resulted in deferred financing costs of $266,543 being recognized. Of these, $71,643 were amortized during 2007.

Financial Condition

Total assets decreased $165,242 from $790,097 as at December 31, 2006 to $624,855 as at June 30, 2007:

•	Cash decreased by $26,533 due to short term borrowings less operational expenses paid during the quarter.

•	Accounts receivable increased $28,590 as a result of new accounts.

•	Marketable securities increased $16,440 due to an increase in market value.

•	Investment tax credits decreased by $249,874 as a result of previous years credits having been collected.

•	Prepaid expenses increased $10,686 due to shares issued for annual filing fee services, receivable from sale of investments less public relation retainer.

•	Deferred financing costs increased by $61,614 as a result warrants issued for short term financing offset by amortization for the period.

•	Property, plant and equipment decreased by $6,165 due to depreciation for the period.

Total liabilities decreased $113,001 from $3,264,727 at December 31, 2006 to $3,151,726 as at June 30, 2007.

•	An increase in trade accounts payable of $97,207 from December 31, 2006 to June 30, 2007, principally due to audit and legal fees.

•	An increase in accrued liabilities due to related parties for services provided and interest on loans of $87,417.

•
A decrease in accrued liabilities of $57,852 resulting from reversal of accrual for 2005 director fees of $43,054, reassignment of investment tax consulting work to related parties of $42,131, reduction of audit fee accrual of $31,517 as they are reflected in accounts payable offset by increases for franchise taxes of $10,890, interest on convertible debt of $23,341, legal fees of $21,417 and interest on loans of $3,288.

•	Unearned revenue increased $31,611 due to a new account.

•	An increase in short term borrowings of $583,290.

•	A decrease of $9,011 in obligations under capital leases due to payments during the year.

•	A decrease of $1,295,530 attributable to the accounting for derivative instruments relating to convertible notes.

•	An increase in interest due on senior convertible debt of $449,867 net of conversions.

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

Liquidity and Capital Resources

The Company’s working capital deficiency was $326,350 at December 31, 2006 and $2,279,620 at June 30, 2007, representing a decline of $1,953,270. The decline was primarily the result of funds raised from short term borrowing of $583,290, an increase in accounts payable and accrued liabilities of $126,772 and $994,896 of the senior convertible debt and accrued interest moved from long term liabilities to short term liabilities. Finally, the Company’s investment tax credit receivable reduced by $249,874 due to payment received for prior year’s returns. The Company had cash and cash equivalents of $3,331 compared with cash and cash equivalents of $29,864 at the end of the prior year.

For the period ended June 30, 2007, cash used in operating activities totaled $552,146. This amount compares to $1,464,241 used in operations in the first six months of 2006. The cash used was funded by financing activities of $574,279. The Company raised funds through short term borrowings of $583,290 less repayment of capital leases of $9,011.

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

DATE: August 20, 2007	BY:	/s/ Jeffery Halloran
Jeffery Halloran
President/CEO/Director