Form 10QSB
period 2007-09-30
PHANTOM FIBER CORP
filed 2007-11-13
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2007: 17,331,589 shares of common stock.

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

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at September 30, 2007 and December 31, 2006

	September 30,	December 31
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$357,268	$29,864
Accounts receivable - net	156,513	35,146
Marketable securities	—	25,001
Investment tax credit receivable	239,910	376,345
Prepaid expenses and other receivables	29,622	26,400
Total current assets	783,313	492,756

Property and Equipment - net	46,042	55,289

Other Assets:
Deferred financing costs - net	109,422	242,052
TOTAL ASSETS	$938,777	$790,097

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$174,627	$56,315
Accrued liabilities	544,564	578,371
Accounts payable and accrued liabilities to related parties	281,137	152,499
Unearned revenue	25,203	14,163
Short term borrowings	885,000	—
Short term borrowings from related party	302,430	—
Current portion of obligation under capital leases	12,535	17,758
Derivative instruments	124,660	—
Senior convertible note	1,237,690	—
Total current liabilities	3,587,846	819,106

Long-Term Liabilities:
Obligation under capital leases	5,958	13,098
Derivative instruments	878,973	2,317,224
Senior convertible note	—	115,299
TOTAL LIABILITIES	4,472,777	3,264,727

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders’ Equity (Deficiency)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 17,331,589 shares, issued and outstanding; (16,761,089 shares, December 31, 2006).	17,331	16,760
Additional paid-in capital	6,390,520	5,619,436
Accumulated deficit	(9,931,068)	(8,126,810)
Accumulated other comprehensive income (loss)	(10,783)	15,984
Total stockholders’ equity (deficiency)	(3,534,000)	(2,474,630)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$938,777	$790,097

See accompanying notes.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Nine month periods ended September 30, 2007 and 2006
	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Professional services	$267,511	$136,072
User fees and royalties	153,059	103,960

	420,570	240,032
Operating expenses
Research and development	679,968	839,002
Sales and marketing	301,516	481,382
General and administrative	609,834	1,059,425

Total operating expenses	1,591,318	2,379,809

Operating loss before other income (expenses)	(1,170,748)	(2,139,777)

Other income (expenses)
Gain (loss) on disposal of marketable securities	2,455	(19,014)
Gain on settlement and write-off of accounts payable	—	29,708
Amortization of deferred financing costs	(434,177)	(183,758)
Change in value of derivative instruments	1,313,591	1,323,280
Interest expense	(122,971)	(29,086)
Interest on accretion of senior convertible debt	(1,365,891)	(58,329)
Interest income	5,314	7,574
Loss on foreign exchange	(31,831)	(88,111)
Loss before provision for income taxes	(1,804,258)	(1,157,513)
Provision for income taxes	—	—
Net loss	(1,804,258)	(1,157,513)

Other comprehensive income (loss)
Unrealized gain on marketable securities	24,999	16,014
Foreign exchange translation (loss) gain	(51,766)	39,695
	(26,767)	55,709
Comprehensive loss	$(1,831,025)	$(1,101,804)
Net loss per share
Weighted average number of common shares outstanding	17,051,171	14,768,907
Loss per share - basic and fully diluted	$(0.11)	$(0.08)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended September 30, 2007 and 2006
	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Professional services	$238,621	$5,204
User fees and royalties	55,392	35,505

	294,013	40,709

Operating expenses
Research and development	177,892	236,121
Sales and marketing	87,199	190,835
General and administrative	185,435	351,873

Total operating expenses	450,526	778,829

Operating loss before other income (expenses)	(156,513)	(738,120)

Other income (expenses)
Loss on disposal of marketable securities	(1,406)	—
Gain on settlement and write-off of accounts payable	—	34,000
Amortization of deferred financing costs	(229,248)	(53,094)
Change in value of derivative instruments	18,061	3,131,627
Interest expense	(31,480)	(14,437)
Interest on accretion of senior convertible debt	(772,524)	(32,610)
Interest income	3,413	3,585
Loss on foreign exchange	(19,572)	(5,130)
(Loss) income before provision for income taxes	(1,189,269)	2,325,821
Provision for income taxes	—	—
Net (loss) income	(1,189,269)	2,325,821

Other comprehensive income (loss)
Foreign exchange translation gain (loss)	9,320	(29,511)
	9,320	(29,511)
Comprehensive (loss) income	$(1,179,949)	$2,296,310
Net loss per share
Weighted average number of common shares outstanding - basic	17,130,301	14,827,035
Weighted average number of common shares outstanding - fully diluted	17,130,301	15,027,257
Loss per share - basic and fully diluted	$(0.07)	$—
Gain per share - basic	$—	$0.16
Gain gain per share - fully diluted	$—	$0.15

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Nine month periods ended September 30, 2007 and 2006
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(1,804,258)	$(1,157,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,424	192,594
(Gain) loss on sale of securities	(2,260)	19,014
Stock-based compensation expense	203,258	212,984
Bonus paid in stock	—	255,000
Gain on settlement and write off of debt	—	(30,746)
Market adjustment on derivative instruments	(1,313,591)	(1,323,280)
Accretion of interest expense (convertible notes)	1,365,891	58,329
Common stock issued for services	21,600	62,414
Bad debt (expense) recovery	(18,908)	7,793
Loss on disposal of fixed asset	—	604
Accounts receivable settled with marketable securities	—	(17,500)

Increase (decrease) in cash flows as a result of changes in assets and liability account balances:
Accounts receivable	(102,460)	(96,919)
Investment tax credit receivable	136,435	(124,713)
Prepaid expenses and other receivables	(3,222)	32,324
Accounts payable and accrued liabilities	214,893	(109,364)
Unearned revenue	11,040	(19,567)
Net cash used in operating activities	(848,158)	(2,038,546)

Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	52,260	5,000
Purchase of fixed assets	—	(1,591)
Purchase of short term investments	—	(516,293)
Net cash provided (used) by investing activities	52,260	(512,884)

Cash Flows From Financing Activities
Costs incurred to secure financing	—	(268,080)
Issuance of senior convertible notes	—	2,642,000
Repayment of capital lease obligation	(12,362)	(12,154)
Proceeds from short term borrowings	1,187,430	—
Repayment of short term borrowings	—	(45,171)
Proceeds from exercise of stock options	—	6,394
Net cash provided by financing activities	1,175,068	2,322,989

Foreign currency translation (gain) loss	(51,766)	38,172

Increase (decrease) in cash	327,404	(190,269)

Cash, beginning of period	29,864	269,410

Cash, end of period	$357,268	$79,141

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Nine month periods ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Interest paid	$28,982	$11,885

Non cash transactions:
Common shares issued on conversion of debenture	245,250	—
Common shares received for settlement of receivable	—	57,942
Common shares issued in settlement of accounts payable	—	426,689
Stock-based compensation recorded as deferred finance expense	301,547	129,500
Property, plant and equipment acquired through capital leases	—	20,516
Marketable securities received for services rendered	—	17,500

See accompanying notes

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2007

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

b) Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $9,931,068 as at September 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the Company to continue operations unhindered. Management has been successful in securing some short term financing and continues discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to result in its profitability. These projects will be integrated throughout the upcoming year.

Note 2. Summary of Significant Accounting Policies

a)  Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three and nine month periods ended September 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006, is derived from Phantom Fiber Corporation (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any other portion thereof.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2007

Note 2. Summary of Significant Accounting Policies (continued)

b) Net loss per share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. All per share amounts reflect the effect of the 1 for 20 reverse stock split effective May 5, 2005. The fully diluted loss per share of $0.11 and $0.08 for the nine months ended September 30, 2007 and 2006, respectively, is the same as basic income per share. The diluted loss per share of $0.07 for the three months ended September 30, 2007 is the same as the basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2007 and 2006, have been excluded from the per share computation because they were antidilutive.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Three months ended September 30, 2007
Stock Options	150,242	1,702,898	106,399
Convertible Notes Payable	5,882,579	7,000,000	5,812,913

c) Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of our Canadian dollar denominated subsidiary into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

	Unrealized Gain (Loss) on Marketable Securities	Foreign Exchange Translation Gain (Loss)	Total Gain (Loss)
Beginning balance, January 1, 2007	$(24,999)	$40,983	$15,984
Realized gain on sale of security	4,280	—	4,280
Unrealized gain	20,719	—	20,719
Foreign exchange translation gain (loss)	—	(51,766)	(51,766)
Balance September 30, 2007	$—	$(10,783)	$(10,783)

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2007

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

e) Recent Accounting Pronouncement:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We have adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on out condensed consolidated financial statements to date.

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

Note 3. Short Term Borrowings

September 30
2007
Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10% plus 3 year warrants to purchase 1,150,000 common shares at $0.50 per share with registration rights of unlimited piggyback. Interest rate is 15% if not repaid within the 180 days and an extension fee of 100,000 warrants for each $100,000 increment loaned.	$400,000

Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10%. Interest rate is 15% if not repaid within the 180 days	485,000

Advance from a related party, repayable on demand, unsecured, bearing interest at 21.5% per annum	100,810

Advance from a related party, repayable 3 months from drawdown date, secured and bearing interest at 2.5% per month	201,620
Total	$1,187,430

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2007

Note 4. Capital Structure

(a)	Warrants:

The composition and exercise prices of the warrants outstanding at September 30, 2007 are as follows:

		Weighted
	Number	average
	of warrants	exercise price	Expiry Date

December 31, 2006	8,852,093	$1.19
Warrants granted	1,150,000	0.50
Warrants expired	(200,000)	(1.50)

September 30, 2007	9,802,093	$1.10

Comprised of:
	200,000	$1.51	November 30, 2007
	18,633	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	300,000	0.50	April 18, 2010
	300,000	0.50	May 18, 2010
	300,000	0.50	June 12, 2010
	150,000	0.50	October 10, 2010
	100,000	0.50	October 24, 2010
	9,802,093	$1.10	-

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

In April, May, June and July 2007, the Company issued a total of 1,150,000 warrants to purchase common shares at $0.50 per share. The warrants were issued as part of the cost of financing short term loans from an unrelated party and valued at $301,547 in the aggregate.

In June 2007, the Company issued 22,000 unrestricted common shares to senior convertible debt holder who exercised their right to convert to common shares at $0.50 per share.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2007

Note 4. Capital Structure (continued)

In September 2007, the Company issued 203,500 unrestricted common shares to senior convertible debt holders who exercised their right to convert to common shares at $0.50 per share.

(c) Share - Based Payments:

In connection with a reverse acquisition in July 2004, the Company’s stock option plan was amended to increase the number of options to be issued under the plan from a maximum of 150,000 options to a maximum of 2,000,000 options.

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

As a result of the adoption of FAS 123 (R), the Company's results for the nine month period ended September 30, 2007 include share-based compensation expense totaling $203,258. Of this amount, $93,937 represents the expense related to options granted to employees. The options were granted on July 14, 2006 and the vesting period ranges from immediately to 3 years. The compensation expense for these options will be recognized ratably over the vesting period. Options granted to directors accounted for $52,321 of compensation expense for the nine month period. The remaining amount of $57,000 relates to services provided in the current period. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses.

Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2007

Note 4. Capital Structure (continued)

During 2007, the Company took into consideration guidance under FAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the three and nine month periods were estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2007	Three months ended September 30, 2007

Expected term (in years)	4.00	4.00
Expected stock price volatility	132.57%	130.39%
Risk free interest rate	4.54%	4.13%
Expected dividend yield	0%	0%
Estimated fair value per option granted	$0.235	$0.357

A summary of the changes in the Company’s stock option plan for the nine month period ended September 30, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2007	1,903,471	$0.47	4.78	$62,282
Options granted	376,926	0.50	3.59
Options cancelled	(319,725)	0.52	—	—
Options exercised	—	—	—	—

Balance, September 30, 2007	1,960,672	0.47	4.65	82,770

Exercisable, September 30, 2007	873,102	$0.42	2.94	$82,770

As of September 30, 2007, there was $120,819 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 2.00 years. The following is a summary of all stock options outstanding as of September 30, 2007.

Exercise Price	Number of options outstanding	Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	409,750	1.37	$0.23	409,750	$0.23
0.50	730,915	4.52	0.50	225,554	0.50
0.51	795,007	5.43	0.51	212,798	0.51
2.00	25,000	3.91	2.00	25,000	2.00
$0.23 - $2.00	1,960,672	4.65	$0.47	873,102	$0.42

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2007

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

The notes totaling $3,500,000 have a stated maturity date of January 9, 2008 with an option to the holder to extend the date in case of an event of default (as specified) and on change of control as defined. These notes are convertible into common shares at $0.50 with a reset provision to 75% of the conversion rate in the event that certain performance targets and stock price levels specified in the notes agreement are not met by December 31, 2006. The notes are redeemable earlier at the option of the holder in case any of the specified events of default occur or on change of control. The redemption amount is to be calculated in accordance with the formula specified in the notes agreement. The notes bear interest at 1% per annum. The interest rate becomes 15% per annum for the period in which interest is overdue and reverts back to 1% when payment is made or the notes are converted into common stock. The Company has accrued $28,008 representing the 1% interest due and $187,637 for overdue interest at 14% per annum as of September 30, 2007.  The notes also have two separate warrants to purchase common stock of the Company. Warrant A entitles the holders to purchase up to 3,500,000 common shares at $1.50 per share and Warrant B entitles the holders to purchase up to 3,500,000 common shares at $0.56 per share. These warrants are exercisable until January 9, 2009.

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
Nine months ended September 30, 2007

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

The Company revalued the conversion option and the warrants as of September 30, 2007 at $124,660 and $878,973, respectively. During the nine months ended September 30, 2007, the Company has recorded income of $1,313,591 from the change in value of these derivative instruments.

Note 6. Related Party Transactions

Included in accounts payable and accruals to related parties is an amount of $183,820 ($137,671 - December 31, 2006) due to an officer for services rendered during the period, representing unpaid compensation due to the officer. Also included in accrued liabilities to related parties at September 30, 2007 is an amount of $39,780 owing to a company directly controlled by the spouse of the CEO for consulting services rendered and $57,537 owing to a related party for interest on short term loans.

A person related to the CEO provided the Company with a short term loan amounting to $100,810, unsecured, payable upon demand and bearing interest at 21.5% per annum. This same person also provided a second short term loan for $201,620, secured by accounts receivables and a general security agreement, with a term of 3 months from drawdown date and interest of 2.5% per month.

Note 7. Subsequent Events

On October 15, 2007 senior convertible debt in the original principal amount of $2,642,000, owned by Magnetar was assigned to Victory Park Master Fund.

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

Business Overview

Phantom Fiber Corporation is a leading developer of a wireless platform that enables its customers to deliver high-performance applications across global communications networks to mobile users. The Phantom Fiber wireless platform extends the rich multimedia content and user experience of traditional Internet web sites securely and instantly to over 1,600 mobile device types including cellular phones and PDA’s. Since inception our focus remains solely on producing wireless technology products and services. Phantom Fiber capitalizes on its proprietary data transmission technique Smart Streaming™ delivering Internet speed performance that intuitively adapts to wireless handset properties. Information is securely encased and delivered with complete end-to-end encryption using today’s most advanced security techniques identical to the Internet. The other key technical differentiator remains our ability to port applications across multiple mobile platforms and network carriers supporting over 1,600 different handsets and mobile devices.

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

Financial Services and Real Time Trading: Phantom Fiber’s original team came from an extensive financial background having built a wireless application for a large Canadian bank. With this knowledge and the software objects we have developed, we have recently increased our focus on an offering to financial institutions supporting the banking and brokerage/trading sectors. Realizing transaction speed, security, and a graphically rich presentation layer are key to a successful deployment, along with support for over 1,600 handset types we produced a suite of functions to support this industry and began executing on our strategy to penetrate this market globally. The suite of applications, built entirely on the Phantom Fiber Wireless Framework, allows financial institutions to extend a highly customizable version of their internet functions to their clients. Functions such as account inquiry, funds transfer, transaction history, bill payments, portfolio management, access to market data and customizable alerts will be available but due to the transaction speed and security incorporated into our mobile platform, we feel there is a more significant opportunity in the brokerage, foreign exchange and fixed income securities trading markets to perform real time transactions. Furthermore with the graphic capabilities of our product, analysis and trending will make it a very unique offering.

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

Current Business and Outlook

Phantom Fiber continues to strengthen its core functions such as increasing performance, simplifying usage, expanding its device coverage to over 1,600 device types, and providing a more robust server architecture to allow clients to remotely monitor the performance and condition of the platform to ensure it remains up and running at all times. The Company also expanded its platform functionality with stronger video streaming technology and other analytical data to further differentiate its offering from any competition. It is the Company’s goal for 2007 to exploit these key technical differentiators and secure a larger market share in the gaming sector and also begin penetrating other markets including the financial sector and remote monitoring and video surveillance.

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

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $9,931,068 as at September 30, 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. In the most recent quarter, Management has secured bridge financing on an as-needed basis to ensure its operations continue to function in its normal course. It has also secured a number of license agreements which has increased revenue and therefore greatly decreased the dependency on any outside financing. Management is confident it can sustain its operations through the increase in ongoing revenue and continue to only rely on financing aid on an as required basis, which continues to lessen as revenue increases month over month.

Over the past year Phantom has opened offices in New York, San Jose, Costa Rica and most recently the United Kingdom. It is the Company’s intention to continue to leverage these locations specifically focused on further expansion into the United Kingdom and European markets. Over the past year the Company filed for a Canadian Scientific Research and Experimental Development grant from the Canadian Government based on the uniqueness and technical innovation of the product’s technical features. These grants are awarded to companies for the advancement of science or technology beyond the scope of current commercially available products. Due to the unique and proprietary technical advancements Phantom Fiber has developed in mobile transaction enablement, it has received these grants.

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

Results of operations three months ended September 30, 2007 and September 30, 2006

In the third quarter of fiscal 2007 the operating loss, before other income and expenses, decreased by $581,607 to $156,513 from $738,120 in the third quarter of 2006. After the net impact of other income and expenses the net loss for the quarter ended September 30, 2007 was $1,189,269 compared to a net income of $2,325,821 for the same period in the preceding year, a decrease of $3,515,090.

Revenue

Total revenue increased by $253,304 from $40,709 for the quarter ended September 30, 2006 to $294,013 for the quarter ended September 30, 2007, an increase of 622%. Professional services revenue increased by $232,417 from $5,204 in the third quarter of 2007 to $238,621 in the third quarter of fiscal 2007. This increase is due to sales to large customers in new verticals such as lottery and the financial industry. User fees increased $19,887 from $35,505 in the third quarter of 2006 to $55,392 in the third quarter of 2007.

Operating expenses

Total operating expenses decreased $328,303 from $778,829 for the quarter ended September 30, 2006 to $450,526 for the quarter ended September 30, 2007, a decrease of 42%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs decreased by $58,229 to $177,892 in the third quarter of 2007 from $236,121 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation decreased from $325,526 in 2006 to $268,820 in 2007 a decrease of $56,706 (17%). This decrease is due to the allocation of more of the CEO’s salary to administrative expense in the third quarter of 2006 than in the same period in 2007. Research and development tax credits increased by $4,511 from $91,491 in 2006 to $96,002 in 2007.

Sales and marketing

Total sales and marketing expenses decreased by $103,636 to $87,199 in the third quarter of fiscal 2007 from $190,835 in the previous year representing a decrease of 54%. Sales and marketing salaries and benefits decreased by $41,393 (47%) from $87,147 in 2006 to $45,754 in 2007. Employee stock options accounted for $15,306 of this decrease. The Company had two people in the sales and marketing department for much of the third quarter in 2007 versus five during the same period in 2006. The reduced staff levels account for the remainder of the decrease for the period. Travel and entertainment expenses decreased $16,849 in the third quarter of 2007 over the same period in 2006. Consulting services increased $20,292 over the prior year as one full time staff member was partially replaced by a contractor. Public relations expense also decreased by $34,407 from $36,216 in 2006 to $1,809 in 2007 as a result of no longer using the services of a firm in New York. Advertising expense decreased $4,826 from $4,851 in 2006 to $25 in 2007.

General and administrative expenses

The Company’s general and administrative expenses decreased to $185,435 for the three months ended September 30, 2007 from $351,873 for the same period last year an decrease of $166,438. Salaries decreased $87,711 from $190,691 in 2006 to $102,980 in 2007. Of this decrease, $47,010 is due to the allocation of more of the CEO’s salary to administrative expense in the third quarter of 2006 than in the same period in 2007. Employee stock options account for $36,112 of the decrease. Accounting and audit expense decreased $66,539 from $78,556 in 2006 to $12,017 in 2007 as a result of additional resources required in the prior year. Insurance costs increased by $20,895 from ($13,865) in 2006 to $7,030 in 2007 as a result of recognizing the payment ratably over the policy term in the current year. Legal fees decreased by $33,158 from $27,752 in 2006 to ($5,406) in 2007 due to reduced activities requiring legal work and the elimination of the monthly retainer fee. Directors compensation increased $6,639 from $10,372 in 2006 to $17,011 in 2007 due to the addition of one director. Office and general expenses decreased by $46,289 from $49,682 in 2006 to $3,393 in 2007, offset by an increase in rent and utilities of $30,382 (($1,683) in 2006 to $28,699 in 2007) as a result of reallocation of expenses in the prior year.

Other income and expenses

During the third quarter of 2007 holders of senior convertible debt exercised the conversion feature resulting in interest expense in the amount of $80,558 being recognized. An additional $691,966 of interest on accretion of senior convertible debt was recognized for the period in which the debt remained outstanding. The Company recognized a net gain for change in value of $18,061 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt have been deferred and are being amortized over 24 months, the life of the instrument and results in amortization expense of $62,318 for the current quarter. The Company also secured short term financing of $585,000 which resulted in warrants being issued and resulted in deferred financing costs of $35,004 being recognized. Amortization for warrants issued for financing costs amounted to $166,929 during the current quarter.

Results of operations nine months ended September 30, 2007 and September 30, 2006

In the first nine months of fiscal 2007 the operating loss, before other income and expenses, decreased by $969,029 to $1,170,748 from $2,139,777 in the first nine months of 2006. After the net impact of other income and expenses the net loss for the period ended September 30, 2007 was $1,804,258 compared to a net loss of $1,157,513 for the same period in the preceding year, an increase of $646,745.

Revenue

Total revenue increased by $180,538 from $240,032 for the nine months ended September 30, 2006 to $420,570 for the nine months ended September 30, 2007, an increase of 75%. Professional services revenue increased by $131,439 from $136,072 in the first nine months of 2006 to $267,511 in the first nine months of 2007. This is due to the revenues earned in the current quarter of 2007 from larger corporate entities in the new verticals targeted by the Company. User fees increased $49,099 from $103,960 in the first nine months of 2006 to $153,059 in the first nine months of 2007 reflecting more customers and growth in revenues from previous customers.

Operating expenses

Total operating expenses decreased $788,491 from $2,379,809 for the nine months ended September 30, 2006 to $1,591,318 for the nine months ended September 30, 2007, a decrease of 33%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs decreased by $159,034 to $679,968 in the first nine months of 2007 from $839,002 in the same period in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation decreased from $944,209 in 2006 to $820,112 in 2007 a decrease of $124,097 (13%). This decrease is due to two staff members on maternity leave, three fewer staff and an additional $47,010 of the CEO’s salary allocated to administrative expense. Offsetting these savings are stock option expenses for options granted in July 2006 and the amortization of this compensation expense amounted to $53,606 for the first nine months of 2007. Research and development tax credits increased by $40,217 from $113,811 in 2006 to $154,028 in 2007.

Sales and marketing

Total sales and marketing expenses decreased by $179,866 to $301,516 in the first nine months of fiscal 2007 from $481,382 in the previous year representing a decrease of 37%. Sales and marketing salaries and benefits increased by $15,938 (9%) from $168,174 in 2006 to $184,112 in 2007. Employee options accounted for $3,689 of this increase. Consulting services have increased in the third quarter and therefore the year to date costs have increased in 2007 resulting in an increase of $10,787. Public relations expense decreased from $163,373 in 2006 to $10,809 in 2007 due to the elimination of services provided by a firm in New York. Advertising expenses also reduced from $12,668 in 2006 to $900 in 2007 due to cost control efforts. Travel and entertainment costs decreased by $17,298 from $90,888 in 2006 to $73,590 in 2007.

General and administrative expenses

The Company’s general and administrative expenses decreased to $609,834 for the nine months ended September 30, 2007 from $1,059,425 for the same period last year a decrease of $449,591. Salaries decreased $273,812 from $574,487 in 2006 to $300,675 in 2007 mainly as a result of a stock bonus in 2006 to the CEO for $255,000. Legal fees decreased by $77,061 from $101,450 in 2006 to $24,389 in 2007 due to a lessened need for the services and efforts to reduce costs. Accounting and audit expenses reduced $116,602 from $175,335 for the first nine months of 2006 to $58,733 for the same period in 2007. This decrease is due to the change in auditors in 2006 resulting in fees from two audit firms and additional accounting help required to assist the Company close the books in 2006.

Other income and expenses

During the nine months of 2007 holders of senior convertible debt exercised the conversion feature resulting in interest expense in the amount of $218,107 being recognized. An additional $1,147,784 of interest on accretion of senior convertible debt was recognized for the period in which the debt remained outstanding. The Company recognized a net gain for change in value of $1,313,591 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt have been deferred and are being amortized over 24 months, the life of the instrument and results in amortization expense of $195,604 for the current period. The Company also secured short term financing of $885,000 which resulted in warrants being issued and resulted in deferred financing costs of $301,547 being recognized. Of these, $238,573 were amortized during 2007.

Financial Condition

Total assets increased $148,680 from $790,097 as at December 31, 2006 to $938,777 as at September 30, 2007:

•	Cash increased by $327,404 due to short term borrowings less operational expenses paid during the quarter.

•	Accounts receivable increased $121,367 as a result of new accounts.

•	Marketable securities decreased $25,001 due to the sale of the holdings.

•	Investment tax credits decreased by $136,435 as a result of previous years credits having been collected.

•	Prepaid expenses increased $3,222.

•	Deferred financing costs decreased by $132,630 as a result of warrants issued for short term financing offset by amortization for the period.

•	Property, plant and equipment decreased by $9,247 due to depreciation for the period.

Total liabilities increased $1,208,050 from $3,264,727 at December 31, 2006 to $4,472,777 as at September 30, 2007.

•	An increase in trade accounts payable of $118,312 from December 31, 2006 to September 30, 2007, principally due to payroll source deductions, audit and legal fees.

•	An increase in accrued liabilities due to related parties for services provided and interest on loans of $128,638.

•
A decrease in accrued liabilities of $33,807 resulting from reversal of accrual for 2005 director fees of $43,054, reassignment of investment tax consulting work to related parties of $39,781, reduction of audit fee accrual of $31,326 as they are reflected in accounts payable or paid expenses, offset by increases for franchise taxes of $12,713, interest on convertible debt of $20,863 and interest on loans of $14,306. The balance of the change is a result of changes in the exchange rate between US and Canadian funds.

•	Unearned revenue increased $11,040 due to a new account.

•	An increase in short term borrowings of $1,187,430.

•	A decrease of $12,362 in obligations under capital leases due to payments during the period.

•	A decrease of $1,313,591 attributable to the accounting for derivative instruments relating to convertible notes.

•	An increase in interest due on senior convertible debt of $1,122,391 net of conversions.

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

Liquidity and Capital Resources

The Company’s working capital deficiency was $326,350 at December 31, 2006 and $2,804,533 at September 30, 2007, representing a decline of $2,478,183. The decline was primarily the result of funds raised from short term borrowings of $1,187,430, an increase in accounts payable and accrued liabilities of $213,143 and $1,362,350 of the senior convertible debt and accrued interest moved from long term liabilities to short term liabilities. The Company’s accounts receivable increased $121,367 due to new customers and the investment tax credit receivable reduced by $136,435 due to payment received for prior year’s returns. The Company had cash and cash equivalents of $357,268 compared with cash and cash equivalents of $29,864 at the end of the prior year.

For the period ended September 30, 2007, cash used in operating activities totaled $848,158. This amount compares to $2,038,546 used in operations in the first nine months of 2006. The cash used was funded by financing activities of $1,175,068. The Company raised funds through short term borrowings of $1,187,431 less repayment of capital leases of $12,363.

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

DATE: November 9, 2007	By:	/s/ Jeffery Halloran
Jeffery Halloran President/CEO/Director