Form 10KSB
period 2007-12-31
PHANTOM FIBER CORP
filed 2008-04-15
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

PHANTOM FIBER CORPORATION
(Name of small business issuer in its charter)

DELAWARE	04-2451506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State issuer’s revenues for its most recent fiscal year. $495,285

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 10, 2008, was $5,874,634.

As of April 10, 2008, the issuer had 18,950,433 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Organizational History

On July 7, 2004, pursuant to a Share Exchange Agreement entered into as of April 21, 2004, the Company (“Phantom Fiber Inc.”) acquired Phantom Fiber Corporation, a Canadian corporation (“Phantom Fiber Canada”), and its wholly owned subsidiary, Phantom Fiber Inc., also a Canadian corporation. Pursuant to the Share Exchange Agreement, the Company issued 137,410,735 shares of common stock (before giving effect to a one-for 20 reverse stock split on May 5, 2005) to the shareholders of Phantom Fiber Canada and 30,000,000 shares of common stock and warrants to purchase 15,000,000 shares of common stock (before giving effect to a one-for 20 reverse stock split) to debenture holders of Phantom Fiber Canada in exchange for all of the issued and outstanding shares of capital stock of Phantom Fiber Canada and subordinated convertible debentures of Phantom Fiber Canada.

The Company conducts its business through its wholly owned subsidiaries in Canada, being Phantom Fiber Corporation and Phantom Fiber Inc. Phantom Fiber Inc. was incorporated in the province of Ontario in February, 2002. Throughout this report, references to “Phantom Fiber,” the “Company,” “we,” “us,” and “our” refer to Phantom Fiber Corporation together with its wholly owned subsidiaries.

Overview

Phantom Fiber is a developer of wireless software applications and mobile solutions that empower enterprises with high-performance functionality on today’s mobile devices and global communication networks. The Company has developed a wireless platform and supporting software developer kit that extends the rich multimedia content and user experience of existing Internet web sites securely and instantly to a broad range of PDA’s and mobile phones. While applications based on this platform can be applied to any enterprise requiring a mobile solution they have been most successful with clients that require speed and a rich user experience in their mobile solutions. Potential applications include remote monitoring of facilities, stock research, real time quoting and transacting, logistics and distribution, health care (including real time distribution of secure patient information), gaming and entertainment, and live streaming video.

Phantom Fiber derives revenue through the sale of its proprietary software and custom integration services. The Company’s business model generates initial revenue from integration and customization services and recurring revenue from usage-based licensing. The Company combines a low implementation cost with a rapid deployment strategy using reusable software objects to reduce initial purchase barriers. Once deployed, the platform utilizes Phantom Fiber’s proprietary Smart Streaming™ data transmission technique to deliver high-speed client side performance that intuitively adapts to device and network properties. Information is securely encased and delivered with complete end-to-end encryption on a variety of handset operating systems including Java, Palm, SmartPhone, Research In Motion, Apple, i-Mode, Symbian and Windows CE platforms.

With the ability to offer rich graphics and high transaction speed, the Company’s initial market strategy was to enter into the e-gaming market. This industry was attractive since it is a rapid adopter of new enabling technologies and currently has no single significant provider of wireless solutions. In the latter half of 2006, the Company began defining its plans to extend its marketing strategy into the financial and enterprise software markets. It had also begun expanding on its previously developed video streaming software with the intent of expanding its market penetration into the security monitoring and surveillance markets. Throughout 2007 the Company began capitalizing on these efforts. The video components became an integral part of the pari-mutual application and was instrumental in Phantom Fiber securing several related contracts. The Company also expanded its functionality to address the requirements of the financial sector and enterprise markets. These too resulted in major contracts in 2007.

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

Cross-platform & Network compatibility: The client-side software supports Windows/CE, Palm, Symbian, Apple, i-Mode, RIM Blackberry, SmartPhone and Java-enabled phones (J2ME). This cross-platform compatibility eliminates the need to recompile the application for devices running different operating systems, using different devices and running on different network protocols. The solution is network carrier independent. Therefore solutions can be deployed and run globally with various network providers without any change to the software. Being device and network agnostic is a key marketing feature for allowing the product to run on multiple wireless network carriers, device manufacturers, and content providers. Phantom Fiber currently supports over 1,500 different device types and runs on over 600 network carriers around the world.

Performance: Current browser or WAP based solutions format the presentation prior to transmission and then send the entire screen layout across the wireless network to the wireless device. The result is long delays between responses and inquiries. With Phantom Fiber’s data communication technology and client-side software, the client can deliver Internet type speed across networks. This approach puts less demand on the server and network and allows the Company to provide the user with improved performance and better graphic presentation.

Some of the other features inherent to the framework include a number of unique and proprietary functions such as:

♦
Secure State Management – Maintains a checkpoint connection in “no signal” areas. Should a user lose signal for a period of time, their mobile device will auto refresh once a connection is re-established. This function takes place without any action required by the user.

♦
Security – The communication component of the Company’s software uniquely delivers an end-to-end encrypted secure solution over a secure socket layer (SSL) similar to secure internet sites. By eliminating reliance on the browser and the network gateway, there is an increase in both security and performance while simplifying the technical implementation.

♦
SmartStream™ – Communications are handled using a proprietary raw data format to provide landline Internet speed on today’s wireless devices. SmartStream also queues and prioritizes transmissions to assure the quality of user experience and application responsiveness.

♦	Client Libraries - Presentation graphics and animation are stored in local device libraries eliminating redundant delivery and creating a vivid user experience without compromising performance.

♦
Store & Forward – Users without wireless connectivity or in a weak signal area can continue to use Phantom Fiber’s software through a local storage method. The software incorporates an encrypted database on the device that can be synchronized once a signal is detected. This allows enterprise customers the ability to continue collecting or referencing information from their mobile device and not hinder the work flow process.

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

Focused Providers: These are companies that have built a wireless set of tools to address the needs of a specific vertical market. Currently most of the competition in this sector consists of micro-browser based products with the majority of their revenue derived from infrastructure and ongoing professional services. For these companies to adapt their offering to next generation devices would require re-architecting the way they conduct business risking a loss of the infrastructure and professional services components of their business. They have, to date, focused on financial institutions or carriers for market penetration. These competitors include Firethorn, Mfoundry, Infowave, 724, QuoteMedia and iAnywhere by Sybase, among others.

Gaming Specific Providers: There are a number of SMS and WML game providers in today’s market, including Phantom EFX (a client of Phantom Fiber), Cellectivity, TIM.WE, Spin 3, Mfuse, and Airborne Entertainment. The Company believes these gaming specific providers have low penetration into the real time gaming environment due to risk of security breaches and latency issues inherent to SMS and WAP as well as technical restrictions that exist on the handheld devices. Further, these companies often sell their own games and content thereby competing with the existing internet gaming software providers who prefer to offer their own games. Phantom Fiber does not produce content including games preferring to facilitate the existing ones.

Systems Integrators: Custom solutions will still consume some of the wireless applications market share as large organizations continually try to build ground-up solutions for each client, under the assumption that wireless is easy and can be built without the aid of tools and wireless platforms. These companies include IBM, Bearing Point, Oracle, EDS, Accenture, CGI and BEA Systems. Phantom Fiber plans for some systems integrator companies to become future clients and value added resellers of its suite of products.

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

Since companies and consumers involved in Internet gaming are located around the globe, including Phantom Fiber’s clients’ licensees and their players, there is uncertainty regarding which government has authority to regulate or legislate the industry. In recent months the United States has restricted internet wagering. It has passed legislation in October, 2006 which focuses on internet wagering activity in a play for real money mode. Online lotteries, fantasy wagering, and horse racing remains legal in most States. This had an indirect affect on Phantom Fiber. Although Phantom Fiber does not directly engage site operators, or have mobile games, content, payment processing or other gaming related technology; the new legislation had an overall global affect on the market. In direct response to this new legislation, Phantom Fiber has redirected a significant amount of its sales and marketing efforts to the European and United Kingdom markets which has resulted in an increase in our market penetration in those areas. Phantom Fiber also focused attention in the pari-mutual and lottery sectors as they are clearly “carved out” of the new gaming legislation and made significant progress into both of the sectors over the past year. The recent passing of the gaming legislation may also result in the adoption of additional new laws or regulations relating to mobile, or particular mobile applications or interpretations of existing laws, which could decrease the present growth in use of mobile applications, decrease the demand for the Company’s products and services, increase its cost of doing business or could otherwise have a material adverse affect on its business, revenues, operating results and financial condition. The Company has also focused a significant amount of its sales and development efforts in non-gaming related vertical markets such as the financial sector, healthcare and other enterprise markets in order to diminish any impact gaming related legislation will have on the capacity for the Company to generate revenue.

Employees

As of March 31, 2008 the Company had 25 full time employees and no part time employees. The Company has made it a priority to build and maintain a good working environment for employees. Turnover rates have been low and employees are active in referring their colleagues to the Company. The Company considers relations with its employees to be good. The overall number of staff employed by Phantom Fiber decreased by two in 2007 as compared to 2006.

Item 2. Description of Property.

The Company maintains its corporate executive office at 144 Front Street, Suite 580, Toronto, Ontario, Canada M5J 2L7. The offices are leased and are comprised of 4,788 square feet, with a monthly rental of $4,389, expiring in April 2009. The company maintains a sales office in Costa Rica with a monthly rental of $3,000, expiring October 2009. The company also maintains an office in New York and pays a monthly fee of $285.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote during 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board under the symbol “PHFB.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2008		2007		2006
Quarter Ended	High	Low	High	Low	High	Low
March 31	$0.38	$0.22	$0.57	$0.19	$0.70	$0.45
June 30	—	—	$0.42	$0.23	$0.62	$0.35
September 30	—	—	$0.50	$0.31	$0.58	$0.30
December 31	—	—	$0.49	$0.28	$0.47	$0.20

Holders

As of March 31, 2008, shares of common stock were held by approximately 419 stockholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners’ common stocks whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company’s transfer agent is PacWest Transfer, LLC.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007 and the quarter ended March 31, 2008 Phantom Fiber issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

In April, May, June and July 2007, the Company issued a total of 1,150,000 warrants to purchase common shares at $0.50 per share. The warrants were issued as part of the cost of financing short-term loans from an unrelated party and valued at $301,547 in the aggregate.

In June 2007, the Company issued 22,000 unrestricted common shares to a senior convertible debt holder who exercised their right to convert to common shares at $0.50 per share.

In September 2007, the Company issued 203,500 unrestricted common shares at $0.50 per share, in exchange for the conversion of $100,000 in senior convertible debt and $1,750 of unpaid interest.

In December 2007, the Company issued 60,000 restricted common shares for investor relation services. These shares were valued at the fair market value of $0.34 per share. A total of $20,400 was charged to operations with a corresponding credit to equity.

In January 2008, the Company issued 330,000 unrestricted common shares to a senior convertible debt holder who exercised their right to convert to common shares at $0.50 per share.

On January 15, 2008, the Company sold (a) $973,583 principal amount of new senior convertible notes, and (b) warrants to purchase 2,165,674 shares of common stock, to seven accredited investors. These convertible notes were paid by means of security subscriptions received amounting to $182,300, the settlement of short term loans payable of $780,000 and settlement of director dividends payable in the amount of $11,283. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share for one investor and $0.42 per share for the remaining investors, subject to adjustment. The warrants are exercisable until three years from the date of issuance. The warrants are exercisable at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under.

On February 11, 2008, certain employees exercised their option agreement to purchase 90,749 restricted common shares which had previously vested. The options were exercised at $0.228 per share.

On March 25, 2008, the Company sold (a) $100,000 principal amount of senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable until three years from the date of issuance. The warrants are exercisable at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. On March 25, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.42 per share.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This form 10KSB contains" forward-looking statements" within the meaning of section 27 A of the securities act of 1933 and section 21 he of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this form 10KSB that address activities, events or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. The words "anticipate," "assume," "believe,"" budget," "estimate,"" expect,"" forecast," "intend," "plan," "project," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear any number of places in this form 10KSB and include statements about such matters as:

•	the amount and nature of future capital expenditures and the availability of capital resources to fund such expenditures

•	our ability to attract new customers in new business segments

•	our ability to meet future repayment of debt obligations

•	our ability to attract and keep quality technology personnel

•	our ability to fund future operations including research and development

Our forward looking statements are based on assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. These risks include such factors as:

•	the availability of capital to us on terms that are attractive to us

•	any new government regulations regarding the industries we service

•	the possible loss of key personnel

•	the possible failure to repay our outstanding short-term indebtedness

•	our ability to compete effectively against other participants in our industry

We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may be materially different from those expressed or implied in the forward- looking statements. Although we may from time to time voluntarily update our prior forward -looking statements, we disclaim any commitment to do so except as required by securities laws.

Current Business and Outlook

Phantom Fiber provides a wireless data delivery platform and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution across numerous mobile devices and network carriers. The Company’s customers include cellular network carriers, financial institutions, and several online gaming, horse racing, fixed odd game providers and sports book software companies. The focus for the companies initial 4 years has been on the gaming and entertainment sector. These clients include Finsoft PLC, Real-Time Gaming, Skill4Prizes, Bid Nation Ltd, Digital Gaming Solutions, Kiron Interactive, Bet Options, Dynamite Ideas, GTS, Orbis, and Parlay Entertainment. The Company also recently signed Scientific Games, Sports Acumen, Churchill Downs, YouBet and Phantom EFX in the US and Swiss Lottery and. Electracade, both of which are European based companies, which broadens its European exposure and further expands its product offering both geographically and functionally. Over the past year the Company has expanded its sales and marketing efforts and has now secured clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), healthcare, logistics and distribution software providers, and the security and remote-monitoring industries.

Phantom Fiber’s licensing models are determined by customers that can sustain a client base greater then 10,000 mobile users. In such cases, we typically enter into exclusive multi-year, revenue-sharing agreements, under which they use Phantom Fiber’s technology to offer services or functions such as games, content or various other features with the ability to transact to their existing data servers. The subscribers are charged a monthly user fee or percentage of the revenues generated from those clients. Phantom Fiber does not produce or distribute any game related or wagering software or content, it strictly provides a mobile transport layer that delivers encrypted packets over the cellular networks on behalf of a hosting client. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

Over the past 12 months from a technical perspective, Phantom Fiber continued to strengthen its core functions such as increasing performance, simplifying usage, expanding its device coverage to over 1,500 device types, and providing a more robust server architecture to allow clients to remotely monitor the performance and condition of the platform to ensure it remains up and running at all times. The Company also expanded its platform functionality with stronger video streaming technology and other analytical data to further differentiate its offering from any competition. It is the Company’s goal for 2008 to further exploit these key technical differentiators. Our market positioning in the gaming and entertainment sector remains strong as one of the dominant and recognized mobile solutions provider. Over the past 12 months the Company has secured and completed products in the financial sector. Therefore the goal for 2008 will be to expand geographically and on a product platform basis, further into the brokerage, banking and trading markets. With the geographic reach of our offices and ability to support phones indifferent of type or carrier, we believe we will make significant progress in this sector over the next 12 months. We have also targeted other market sectors that have a demand for not only a mobile application, but require the presentation and performance inherent to our product..

The Company’s goal for this upcoming year will also continue its focus on market penetration in vertical markets in which we are recognized. The Company will continue to deploy the backlog of sites it has amassed through its existing contracts and to work much closer with its partners in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners’ software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which make up the companies backlog. In order to address this backlog the Company focused on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. It has also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $11,786,659 and shareholders’ deficiency of $5,380,909 as at December 31, 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts over the past twelve months have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. These efforts have allowed the Company to greatly reduce its ongoing losses and the Company believes it will be cashflow positive in 2008. Therefore management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve ongoing profitability.

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

Results of operations

In fiscal 2007 the operating loss, before other income and expenses, decreased by $1,298,552 to $1,750,623 from $3,049,175 in fiscal 2006. After the net impact of other income and expenses the net loss for the fiscal year ended December 31, 2007 was $3,659,849 ($0.21 per share) compared to a net loss of $2,904,936 ($0.19 per share) for the same period in the preceding year an increase of $754,913.

Revenue

Total revenue increased by $186,014 from $309,271 for the year ended December 31, 2006 to $495,285 for the year ended December 31, 2007, an increase of 60%. Professional services revenue increased by $114,370 from $155,657 in fiscal 2006 to $270,027 in fiscal 2007 due to the addition of new, large customers.

User fees and royalties are based on number of users and are recognized monthly. User fees and royalties increased by $71,644 from $153,614 in 2006 to $225,258 in 2007 due to steady increase in user numbers as new customers come online and generate additional revenues.

Operating expenses

Total operating expenses decreased $1,112,538 from $3,358,446 for the year ended December 31, 2006 to $2,245,908 for the year ended December 31, 2007, a decrease of 33%. Operating expenses are grouped into Research and Development, Sales and Marketing and General and Administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs decreased by $160,730 to $919,952 in 2007 from $1,080,682 in the prior year. R&D salaries and benefits paid to develop the product and assist in implementation decreased from $1,315,024 in 2006 to $1,098,554 in 2007 a decrease of $216,470 (16%). The savings in salaries and benefits is offset by an decrease in research and development tax credits from $245,723 in 2006 to $198,329 in 2007 a decrease of $47,395. The Company decreased its staff numbers by 3 people in 2007 as a result of normal turnover. These vacancies are currently being filled in early 2008. Employees were granted options valued at $52,082 during the year compared to $81,155 in 2006, a decrease of $29,073. Other R&D expenses include software licenses, phone usage and other miscellaneous items. These costs increased from $11,381 in fiscal 2006 to $19,726 in fiscal 2007.

Sales and marketing

Total sales and marketing expenses decreased by $398,116 to $454,884 in the year to date of fiscal 2007 from $853,000 in the previous year. Sales and marketing salaries decreased by $34,618 from $274,439 in 2006 to $239,821 in 2007 due to the replacement of one staff during the year for a less expensive resource. Employees were granted options valued at $24,942 in fiscal 2007. The Company had four people in the sales and marketing department as of December 31, 2007 versus four in 2006. Spending on public relations, investor relations and advertising decreased in 2007 to $36,316 from $389,517 in 2006. Services previously provided by a firm in New York were cancelled primarily accounting for the decrease. The Company signed an agreement with a firm during fiscal 2007 to assist in public relations and investor relations. The firm received stock compensation with a fair value of $20,400 and $23,000 for services rendered. Consulting expenses increased by $19,391 to $44,184 in 2007 from $24,793 in 2006. The Company also recognized $17,776 in bad debt expenses for 2007 versus $44,601 in 2006.

General and administrative expenses

The Company’s general and administrative expenses decreased to $871,072 for the year ended December 31, 2007 from $1,424,764 for the prior year, a decrease of $553,692. Administrative salaries and benefits decreased from $695,587 in 2006 to $392,513 in 2007 a decrease of $303,074, as a result of bonuses of $265,000 in 2006 and none in 2007, employee options valued at $53,390 in 2006 versus $33,632 in 2007 and an unrealized exchange loss on salary accruals of $15,541. Accounting fees decreased $158,028 in 2007 as a result of a change in auditors and additional resources required to complete first and second quarters 2006 which were not required in 2007. The occupancy costs increased by $8,577 from $105,739 in 2006 to $114,316 in 2007 due to increases in monthly rent. The Company incurred legal fees of $47,595 during 2007, a decrease of $107,335 over 2006. This decrease is due to minimal activity requiring legal work.

Other income and expenses

During 2007 holders of senior convertible debt exercised the conversion feature resulting in interest expense in the amount of $218,107 being recognized. An additional $2,717,094 of interest on accretion of senior convertible debt was recognized in fiscal 2007. The Company recognized a net gain for change in value of $1,962,880 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt have been deferred and are being amortized over 24 months, the life of the instrument and resulted in amortization expense of $242,052 in fiscal 2007. The Company also secured short-term financing of $830,000 which resulted in warrants being issued and resulted in deferred financing costs of $301,547. Of the $301,547 of deferred financing costs incurred, $296,830 was amortized during 2007.

Liquidity and Capital Resources

The Company’s working capital changed from a negative working capital of $338,724 at December 31, 2006 to a negative working capital of $5,440,537 at December 31, 2007 representing a change of $5,101,813. The deterioration was primarily the result of funds raised through short term borrowings of $1,135,820, other borrowings of $182,300, derivative instruments of $354,344 and senior convertible notes of $2,807,000. In 2006, the derivative instruments and senior convertible note were classed as long term liabilities. Accrued liabilities increased by $403,844 primarily as a result of interest on loans and interest on convertible debt. Unearned revenue increased by $115,066 due to new accounts net of costs. As of December 31, 2007, the Company had cash and cash equivalents of $44,642 compared with cash and cash equivalents of $29,864 at the end of the prior year.

For the year ended December 31, 2007, cash used in operating activities totaled $1,240,411, primarily as a result of operating losses. This amount compares to $2,584,574 used in operations in 2006. These losses were funded by an increase in financing activities of $1,303,016. The Company raised funds through short term borrowings of $1,135,820 and the security subscriptions received of $182,300. These funds raised were offset by capital lease payments of $15,104 during the year. During 2007 the Company sold marketable securities for $52,260. During 2006 the Company raised funds in an issuance of senior convertible notes of $2,642,000, a net decrease in short term borrowings of $45,171 and the proceeds from stock options of $6,394. These funds raised were offset by financing costs of $275,280 and capital lease payments of $20,639 during the year. Also, during 2006 the Company purchased a short term investment for $516,293 which matured and the proceeds used to fund operations.

Financial Condition

Total assets decreased $274,346 from $790,097 as at December 31, 2006 to $515,751 as at December 31, 2007:

•	Cash increased by $14,778.
•
Accounts receivable net of allowance for doubtful accounts, increased by $74,358 due to increased revenues. The allowance for doubtful accounts increased $573 in fiscal 2007. Uncollectible accounts were written off in the amount of $17,776.

•	Marketable securities decreased by $25,001 due to the sale of all holdings.
•	Investment tax credits receivable decreased by $90,800 as a result of previous years credits having been collected offset by estimated credits for the last half of 2007.
•	Prepaid expenses decreased $3,712.
•	Property and equipment decreased by $6,634 as a result of new computer equipment valued at $7,873, exchange rate changes accounting for $831 offset by depreciation of $15,338 for the period.
•	Deferred financing costs decreased by $237,335 as a result of warrants issued for short term financing valued at $301,547 offset by amortization of $538,882 for the period.

Total liabilities increased $2,631,933 from $3,264,727 at December 31, 2006 to $5,896,660 as at December 31, 2007.

•	An increase in trade accounts payable of $73,313 from December 31, 2006 to December 31, 2007, principally due to accrued taxes and audit fees,
•	an increase in accrued liabilities due to related parties for services provided and interest on loans of $127,763,
•
an increase in accrued liabilities of $276,081 due to interest on convertible debt of $220,111, interest on loans of $43,366, increase in franchise taxes of $13,833, increase in public relations of $17,000, offset by a decrease in director fees of $32,999,

•	unearned revenue increased $115,066 due to new accounts,
•	an increase in short term borrowings of $1,135,820,
•	an increase of $182,300 in other borrowings,
•	a decrease in obligations under capital leases due to two new leases of $7,873 offset by payments during the period
•	a decrease of $1,962,880 attributable to the accounting for derivative instruments relating to convertible notes,
•	an increase in interest due on senior convertible debt borrowings of $2,691,701 net of conversions.

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

Subsequent Events

In January 2008, the Company issued 330,000 unrestricted common shares to a senior convertible debt holder who exercised their right to convert to common shares at $0.50 per share.

In January 2008, the Company negotiated short term financing of $50,000. Interest of 10% per annum is payable upon expiry of the note or repayment date. The term of the loan is 180 days from receipt with interest of 15% should repayment not be made within this time frame.

On January 15, 2008, the Company sold (a) $973,583 principal amount of new senior convertible notes, and (b) warrants to purchase 2,165,674 shares of common stock, to 7 accredited investors. These convertible notes were paid by means of security subscriptions received amounting to $182,300, the settlement of short term loans payable of $780,000 and settlement of director dividends payable in the amount of $11,283. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share for one investor and $0.42 per share for the remaining investors, subject to adjustment. The warrants are exercisable until three years from the date of issuance. The warrants are exercisable at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under.

On January 31, 2008, the Registrant concluded the negotiations for the extension of its Senior Secured Note and on February 11, 2008, the final agreements were delivered to the Holder. The amendments are to its outstanding Senior Unsecured Note (the “Amended Note”) in the principal amount of $2,642,000 originally entered into on January 6, 2006. The Holder of the Amended Note, Victory Park Master Fund, Ltd., (the “Holder”) agreed to an extension of the due date until May 31, 2008. In exchange for waiving interest due and any technical defaults of the original Registration Rights Agreement and in exchange for the extension of the due date and the cancellation of the Class A Warrants to purchase up to 2,642,000 $0.001 par value common stock of the Registrant for an exercise price of $1.50 per share, the Registrant agreed to issue 900,000 restricted common shares to the Holder. The agreements also provide for the early prepayment of the Amended Note at a discount under certain circumstances. The revised interest rate of the Amended Note is 12% annually and the amendment also provides for the Holder to be granted a security interest in all of the Registrant’s assets.

On February 11, 2008, certain employees exercised their option agreement to purchase 90,749 restricted common shares which had previously vested. The options were exercised at $0.228 per share.

On March 25, 2008, the Company sold (a) $100,000 principal amount of senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable until three years from the date of issuance. The warrants are exercisable at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. On March 25, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.42 per share.

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

Following the requirements of these accounting pronouncements, the Company recognizes license revenues when all of the following conditions are met:

•	there is a signed license agreement with the customer;
•	the software product or defined objective has been delivered to the customer;
•	the amount of the fees to be paid by the customer is fixed or determinable; and
•	collection of these fees is probable.

The Company generally negotiates formal license agreements with its customers. Each of the license agreements includes provisions for receipt of an up-front license fee and royalties. Generally, service providers pay these royalty fees either in the form of a one-time payment or as an on-going monthly fee. On-going royalties are recognized monthly based on the number of subscribers at month end. One-time royalties are recognized based on the number of new subscribers at the end of each period. Up-front fees for consulting services are recognized once the product is delivered to the customer. Up-front license fees are recognized in the period for which the payment was intended.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159)

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

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No 141 (revised 2007))

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No 160)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161)

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

SFAS No. 157, “Fair Value Measurements” (SFAS No.157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

EITF Issue No. 07-3, “Accounting for Advance Payments for Goods and Services to be Used in Future Reaserach and Development (EITF 07-3)

 In June 2007, the EITF reached consensus on EITF Issue No. 07-3,Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 states that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or the related services have been performed. EITF is effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of EITF 07-3 prospectively for new contracts entered into after the effective date. The adoption of EITF 07-3 is not expected to have a material impact on our financial statements.

EITF No. 07-1, “Accounting for Collaborative Arrangements (EITF No. 07-1)

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1 , Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for annual periods beginning after December 15, 2007 and is to be applied retrospectively to all periods presented for all existing collaborative arrangements. We do not expect the adoption of EITF 07-1 to have a material impact on our financial statements.

Item 7. Financial Statements.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel. To provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position
Jeffrey T. Halloran	46	Chief Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Chairman
Herbert C. Sears	39	Chief Technology Officer
Dennis Logan	40	Director
Shimon Constante	35	Director
Konstantine (Gus) Lucas	60	Director
Stephen Gesner	52	Director

Mr. Halloran became Chief Executive Officer, President and Chairman on January 7, 2002. Mr. Halloran assumed the positions of Principal Financial Officer and Principal Accounting Officer effective on January 1, 2005. From March 2001 to November 2001, he was the Chief Executive Officer of Sona Innovations Inc., a wireless software company. From March 1989 to February 2001, Mr. Halloran was the Chief Executive Officer and President of Relational Solutions Inc., a computer systems consulting firm. From August 1987 to March 1989, he was a Consulting Manager for Oracle Corporation providing database consulting services. Mr. Halloran graduated from St. Clair College in 1982 with a degree in business administration. He currently serves as a Director for the Council on Drug Abuse (“CODA”) in Toronto.

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

Mr. Logan became a director in September 2007. He currently serves as the Managing Director of Investment Banking for Desjardins Securities. Prior to joining Desjardins Securities, from May 2005 until June 2007, Mr. Logan was a Director in the Investment Banking Group at Westwind Partners where he focused on both corporate finance and merger & acquisition activity in the Real Estate, Technology and Special Situations sectors. Before that Mr. Logan has also held Investment Banking positions with LOM Ltd from August 2003 to January 2005, CIBC World Markets from April 2000 to May 2003 and TD Securities Inc. from May 1998 to April 2000 and began his career in financial services in September 1994 as a staff accountant with Ernst & Young LLP. Mr. Logan holds both an Honours BA Philosophy & Economics (1991) and an MBA (1994) from the University of Toronto and is a Chartered Accountant.

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

Mr. Gesner became a director on February 13, 2006. Mr. Gesner currently serves as the Executive Vice President and CIO of Resolve Corporation. Prior to such service, he was the Chief Information Officer of Meridian Credit Union from April 2005 to December 2007 and from May 2004 to March 2005, Mr. Gesner was the Vice President of Financial Services Marketing for TELUS Communications. During the period May 2003 to December 2003, he served as the CTO for Cap Gemini Ernst and Young Canada. Before that Mr. Gesner worked for 14 years with TD Bank Financial Group, beginning in January 1989 as a consultant in the Cash Management Group and moving through various senior roles culminating in his position as Senior Vice President and Chief Technology Officer from March 2000 through November 2002. Mr. Gesner began his career with Ford Motor Company of Canada in September 1979 and held several positions in Finance, Treasury, Production Planning, and Industrial Relations through December 1988. Mr. Gesner holds an Honours BSc from York University (1977) and an M.B.A from the Schulich School of Business (1979). He is currently on the Board of Directors for Smart Systems for Health Agency and PCAS. Mr. Gesner is also on the Advisory Boards of Univeris and Exceptionalities.

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

Audit Committee

On March 24, 2006 the Board of Directors established an Audit Committee to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. The Audit Committee is presently composed of two persons, including Mr. Stephen Gesner and Mr. Dennis Logan. Mr. Logan serves as Chairman of the Audit Committee. As of the date this report was filed with the SEC, the Board of Directors has not yet adopted an Audit Committee Charter and the Audit Committee has held four meetings thoughout the year to review each financial filing. The Company does have an audit committee financial expert as that term is defined in Item 401 of Regulation S-B. Mr. Dennis Logan will serve as the audit committee financial expert.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 31, 2007, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2007, the Company believes that during the year ended December 31, 2007, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements, except as follows: It has been determined that a number of instances of late or missing Form 3 and/or Form 4 filings have occurred. The Company, in conjunction with its legal counsel will be addressing these issues with the persons in question and will ensure all necessary filings have been made in time for filing its next Form 10Q.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation earned by or paid to the Chief Executive Officer and to the other named executive officers who served as executive officers as at and/or during the fiscal year ended December 31, 2007, for services as executive officers for the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards				Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen- sation ($)
Jeffrey T. Halloran,	2007	$250,000	-0-	$9,200	(1)	-0-		-0-		-0-	-0-
Chief Executive	2006	$250,000	-0-	$6,000	(1)	-0-		300,000	(2)	-0-	-0-
Officer, President,	2005	$250,000	-0-	$6,000	(1)	$270,000	(3)	250,000	(4)	-0-	-0-
and Principal
Financial Officer

Herb Sears,	2007	$132,315	-0-	$5,293	(5)	-0-		-0-		-0-	-0-
Chief Technology	2006	$132,315	-0-	$5,293	(5)	-0-		100,000	(6)	-0-	-0-
Officer	2005	$132,195	-0-	-0-		-0-		-0-		-0-	-0-

Konstantine Lucas,	2007	-0-	-0-	$6,000	(7)	-0-		80,905	(8)	-0-	-0-
Director	2006	-0-	-0-	$5,283	(7)	-0-		52,817	(8)	-0-	-0-
	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Stephen Gesner,	2007	-0-	-0-	$6,000	(7)	-0-		80,905	(8)	-0-	-0-
Director	2006	-0-	-0-	$5,283	(7)	-0-		52,817	(8)	-0-	-0-
	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Dennis Logan	2007	-0-	-0-	$1,761	(7)	-0-		53,237	(8)	-0-	-0-
Director	2006	-0-	-0-	-0-		-0-		-0-		-0-	-0-
	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Shimon Constante,	2007	-0-	-0-	$6,000	(7)	-0-		80,905	(8)	-0-	-0-
Director	2006	-0-	-0-	$913	(7)	-0-		59,340	(8)	-0-	-0-
	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Chris Carmichael,	2007	-0-	-0-	$4,240	(7)	-0-		-0-		-0-	-0-
Former Director	2006	-0-	-0-	$3,049	(7)	-0-		44,920	(8)	-0-	-0-
	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-

Gordon Fowler	2007	-0-	-0-	-0-		-0-		-0-		-0-	-0-
Former Director	2006	-0-	-0-	$6,000	(7)	-0-		119,410	(9)	-0-	-0-
	2005	-0-	-0-	$40,000	(10)	20,000	(11)	75,000	(12)	-0-	-0-

Graham Simmonds	2007	-0-	-0-	-0-		-0-		-0-		-0-	-0-
Former Director	2006	-0-	-0-	$6,000	(7)	-0-		119,410	(9)	-0-	-0-
	2005	-0-	-0-	-0-		-0-		-0-		-0-	-0-

(1)	Pertains to a car allowance and office expense combining for a total of $1,000 per month payable to Mr. Halloran.

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

OPTIONS GRANT TABLE

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2007. The Company did not have during such fiscal year any plans providing for the grant of stock appreciation rights (“SARs”).

Option/SAR Grants in Last Fiscal Year

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant Date Value
(a) Name	(b) Number of Securities Underlying Options/ SARs Granted (#)		(c) % of Total Options/ SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date	(f) 5% ($)	(g) 10% ($)	(h) Grant Date Present Value ($) (1)
Konstantine Lucas	80,905	(2)	21.5%	$0.50	April 9, 2011	—	—	$19,000
Stephen Gesner	80,905	(2)	21.5%	$0.50	April 9, 2011	—	—	$19,000
Chris Carmichael	80,905	(2)	21.5%	$0.50	April 9, 2011	—	—	$19,000
Shimon Constante	80,905	(2)	21.5%	$0.50	April 9, 2011	—	—	$19,000
Dennis Logan	53,237	(2)	14.0%	$0.50	September 14, 2011	—	—	$19,000

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

(2)	Represents options granted to the current directors to purchase restricted shares of common stock for their services.

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth information with respect to the named executive officers concerning the year-end value of “in the money” options and the value of unexercised options as of December 31, 2007. No options were exercised by the named executive officers during the fiscal year ended December 31, 2007.

	Number of Securities Underlying Unexercised Options at December 31, 2006 (#)(1)	Value of Unexercised In-the-Money Options at December 31, 2006 ($)(2)
	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)
Jeffrey T. Halloran	206,250/0	$ 31,350/$0
Herb Sears	118,250/0	$ 17,974/$0
Gordon Fowler	19,250/0	$ 2,926/$0

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

(2)
Using a stock price of $0.38 (after giving effect to a one-for-20 reverse stock split) at December 31, 2007. This number is calculated by: (a) subtracting the option exercise price from the December 30, 2007 closing market price ($0.38 per share, as reported on the OTC Bulletin Board) to calculate the “average value per option”; and (b) multiplying the average value per option by the number of exercisable and unexercisable “in the money” options. The amounts in this column may not represent amounts that will actually be realized by the named executive officer.

Compensation of Directors

On March 24, 2006, the Company’s Board of Directors approved a plan to compensate each director with cash and stock options valued at $25,000 annually. The cash component will equal $6,000 per year with the $19,000 balance being the fair value of stock options valued using the Black Scholes pricing model. As a result the Board of Directors granted the following stock options to non-management directors as compensation, as applicable, for 2007: (1) the Board granted Konstantine (Gus) Lucas options to purchase 80,905 shares of common stock with an exercise price of $0.50 per share; (2) the Board granted Stephen Gesner options to purchase 80,905 shares of common stock with an exercise price of $0.50 per share; (3) the Board granted Chris Carmichael options to purchase 80,905 shares of common stock with and exercise price of $0.50 per share; (4) the Board granted Shimon Constante options to purchase 80,905 shares of common stock with an exercise price of $0.50 per share; and (5) the Board granted Dennis Logan options to purchase 53,237 shares of common stock with an exercise price of $0.50 per share.

Employment Agreements

Under an employment agreement dated February 4, 2004, Jeff Halloran was engaged as President and Chief Executive Officer at an annual base salary of $250,000 per annum, plus other benefits including a monthly car allowance of $500 and a monthly office expense allowance of $500. Should the company choose to terminate the employment agreement, Mr. Halloran is entitled to receive two times his base salary. All outstanding options are to immediately vest and all extended health care premiums will remain in full effect for a one-year period. Mr. Halloran is required to enter into a non-compete agreement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2008. The information in this table provides the ownership information for: each person known to be the beneficial owner of more than 5% of the Company’s Common Stock; each of the Company’s directors; each of the Company’s executive officers; and the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Shares of Common Stock (1)
Jeffrey T. Halloran	5,612,050	(2)	29.0%
c/o Phantom Fiber Corporation
144 Front Street West
Toronto, Ontario M5J 2L7

Lorraine Halloran	825,000		4.4%
c/o Phantom Fiber Corporation
144 Front Street West
Toronto, Ontario M5J 2L7

Herbert C. Sears	118,250	(3)	*
45 Roberson Drive
Ajax, Ontario, Canada L1T 4K1

Shimon Constante	140,245	(4)	*
10 Kshani #39
Tel-Aviv 69499, Israel

Konstantine (Gus) Lucas	4,039,642	(5)	19.3%
17428 Oak Creek Court
Encino, CA 91316

Stephen Gesner	339,972	(6)	1.8%
395 March Crescent
Oakville, Ontario, Canada L6H 5X7

Howard Shapiro	3,978,573	(7)	18.8%
199 Logtown Road
Port Jervis, NY 12771

Ron Sunderland	1,125,334	(8)	5.6%
3728 Regal Vista Drive
Sherman Oaks, CA 91403

Victory Park Master Fund Ltd.	3,542,000	(9)	16.4%

All Directors and Executive Officers as a Group (5 persons)	10,250,159		37.3%

* Less than 1%

(1)
Applicable percentage ownership is based on 17,959,684 shares of Common Stock (after giving effect to a one-for-20 reverse stock split) outstanding as of March 31, 2008, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes: 4,224,550 shares held by the Halloran Family Trust; 1,000,000 restricted shares of Common Stock held by Mr. Halloran; warrants to purchase 250,000 shares of Common Stock at $4.00 per share issued by the Company on December 15, 2005; and stock options to purchase 137,500 shares of Common Stock, comprised of 110,000 options owned by Mr. Halloran and 27,500 options owned by Bernadette Halloran, with an exercise price of $0.228 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(3)
Represents a stock option to purchase 118,250 shares of Common Stock of the Company with an exercise price of $0.228 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(4)
Represents stock options to purchase 140,245 shares of Common Stock of the Company with an exercise price of $0.50 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(5)
Represents stock options to purchase 133,722 shares of Common Stock of the Company with an exercise price of $0.50 per share and 3,905,920 shares held or to be held by Konstantine J. Lucas and/or Konstantine J. Lucas and Beth Anne Lucas Trust and/or immediate family of which 250,000 shares of Common Stock is issuable upon exercise of warrants obtained April 26, 2005 with an exercise price of $2.00 per share, 550,000 shares of Common Stock issued to Mr. Lucas as a result of conversion of outstanding senior convertible notes issued in a financing which closed on January 9, 2006, 550,000 shares are issuable upon exercise of warrants issued in connection with such financing (275,000 with an exercise price of $1.50 per share and 275,000 with an exercise price of $0.56 per share), 514,960 shares are issuable upon conversion of outstanding senior convertible notes issued in a financing which closed on January 15, 2008 with an exercise price of $0.42 per share and 514,960 shares are issuable upon exercise of warrants issued in connection with the same financing with an exercise price of $0.50 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(6)
Represents 206,250 shares of Common Stock held by Mr. Gesner and stock options to purchase 133,722 shares of Common Stock of the Company with an exercise price of $0.50 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(7)
Represents 1,810,478 shares of Common Stock held by Mr. Shapiro, warrants to purchase 330,000 shares of Common Stock issued in a financing which closed on January 9, 2006 (165,000 with an exercise price of $1.50 per share and 165,000 with an exercise price of $0.56 per share), 800,000 shares of Common Stock issuable upon conversion of senior convertible notes issued in a financing which closed on January 15, 2008 at an exercise price of $0.50 per share, 800,000 shares of Common Stock issuable upon exercise of warrants issued in connection with the January 15, 2008 financing with an exercise price of $0.50 per share and 238,095 shares of Common Stock issuable upon exercise of warrants issued in connection with the March 25, 2008 financing with an exercise price of $0.50 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(8)
Represents 121,000 shares of Common Stock held by Mr. Sunderland, warrants to purchase 121,000 shares of Common Stock issued in a financing which closed on January 9, 2006 (60,500 with an exercise price of $1.50 per share and 60,500 with an exercise price of $0.56 per share), 416,667 shares of Common Stock issuable upon conversion of senior convertible notes issued in a financing which closed on January 15, 2008 with an exercise price of $0.42 per share and 416,667 shares of Common Stock issuable upon exercise of warrants issued in connection with the January 15, 2008 financing with an exercise price of $0.50 per share. Quantities and prices in this footnote are adjusted to give effect to a one-for-20 reverse stock split.

(9)
Represents 900,000 shares of Common Stock held by Victory Park Master Fund Ltd. And warrants to purchase 2,642,000 shares of Common Stock issued in a financing which closed on January 6, 2006. The warrants have an exercise price of $0.56 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which common stock is authorized for issuance as of the fiscal year ended December 31, 2007. All common stock share amounts and exercise prices in this section have been adjusted to reflect a one-for-20 reverse split given effect by the OTC Bulletin Board on May 5, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,210,603	$0.87	39,397

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,210,603	$0.87	39,397

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

Item 12.Certain Relationships and Related Transactions and Director Independence.

The Company’s management believes the terms of each of the below transactions are at least as favorable as could be obtained from unrelated third parties.

Loans From Related Parties

Two loans were received from a related party amounting to $305,820 as at December 31, 2007 to fund our operations. These loans are reported as short term borrowings. The first loan, for $101,940 is unsecured, bearing interest at 21.5% and is repayable upon demand. The second loan, for $203,880 is secured, repayable 3 months from drawdown date and bears interest at 2.5% per month.

Phantom Fiber Acquisition

Pursuant to the terms of the July 7, 2004 share exchange agreement with Phantom Fiber Corp., our wholly owned subsidiary, the holders of an aggregate of CAD$1,200,000 (approximately US$919,750) principal amount of our convertible debentures received an aggregate of 1,500,000 shares of our common stock and warrants (after adjustment for a one-for-20 reverse stock split) exercisable until the second anniversary of the closing to purchase 750,000 shares of common stock (after adjustment for a one-for-20 reverse stock split) at an exercise price of $1.68 per share (after adjustment for a one-for-20 reverse stock split). The warrants expired on July 7, 2006.

Private Sales Transactions

Konstantine (Gus) Lucas, one of our directors, currently beneficially owns approximately 20.3% of our outstanding common stock as described under “Security Ownership of Certain Beneficial Owners and Management” beginning on page 22 of this Proxy Statement. On April 26, 2005 Mr. Lucas purchased 250,000 shares of Common Stock in a private placement transaction at $1.00 (post one-for-20 stock split adjusted) per share. In connection with the April 26, 2005 private placement, Mr. Lucas received a warrant to purchase 250,000 shares of Common Stock with an exercise price of $2.00 (post one-for-20 stock split adjusted) per share and a term of 30 months. On December 8, 2005 Mr. Lucas purchased 500,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock from the Company in a private placement financing transaction for an aggregate purchase price of $275,000. Mr. Lucas subsequently exchanged the securities he purchased on December 8, 2005 for $275,000 principal amount of senior convertible notes and warrants to purchase 550,000 shares of Common Stock in a private placement financing which closed on January 9, 2006. On November 22, 2006 Mr. Lucas exercised his right to convert the notes into 550,000 shares of Common Stock. On January 15, 2008 Mr. Lucas purchased $216,283 principal amount of senior convertible notes and warrants to purchase 514,960 shares of Common Stock.

Howard Shapiro, a beneficial owner of more than 5% of the Company’s Common Stock, currently beneficially owns approximately 19.8% of our outstanding common stock as described under “Security Ownership of Certain Beneficial Owners and Management” beginning on page 22 of the Form 10-KSB. On January 28, 2008 Mr. Shapiro exercised his right to convert senior convertible notes into 330,000 shares of Common Stock. On January 15, 2008, Mr. Shapiro purchased $400,000 principal amount of senior convertible notes and warrants to purchase 800,000 shares of Common Stock. On March 25, 2008, Mr. Shapiro accepted $100,000 of senior convertible notes and warrants to purchase 238,095 shares of Common Stock as payment in full for short-term loans provided in the same amount.

Item 13. Exhibits.

The following exhibits are included as part of this Form 10-K. References to the “Company” in this Exhibit List mean Phantom Fiber Corporation, a Delaware corporation.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountants for the audit of our financial statements included in the annual report Form 10-KSB, for the reviews of the Company’s financial statements included in the Form 10-QSB reports, and for other services normally provided in connection with statutory filings were $86,000 and $85,072 for the years ended December 31, 2007 and December 31, 2006, respectively.

Audit-Related Fees

The Company incurred no fees for the years ended December 31, 2007 and December 31, 2006, for professional services rendered by its principal accountants related to the performance of the audit and review of the Company’s financial statements and not included in “Audit Fees.”

Tax Fees

There were no fees billed for professional services rendered by the Company’s principal accountants for tax compliance, tax advice, and tax planning for the years ended December 31, 2007 and December 31, 2006, respectively.

All Other Fees

The Company did not incur any fees for other professional services rendered by its principal accountants during the years ended December 31, 2007 and December 31, 2006.

Audit Committee Pre-Approval Policies and Procedures

The Company’s Audit Committee was formed on March 24, 2006, and consults with respect to audit policy, choice of auditors, and approval of any financial transactions that are not in the ordinary course of business. As of the date this report was filed with the SEC and previously the entire Board of Directors was responsible for such functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008		PHANTOM FIBER CORPORATION

By:
Jeffrey T. Halloran
Chief Executive Officer, President,
Principal Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

____________________________ Jeffrey T. Halloran	Chief Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Director	April 14, 2008

____________________________ Konstantine (Gus) Lucas	Director	April 14, 2008

____________________________ Stephen Gesner	Director	April 14, 2008

____________________________ Dennis Logan	Director	April 14, 2008

____________________________ Shimon Constante	Director	April 14, 2008

INDEX

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F – 2

Consolidated Balance Sheets as at December 31, 2007 and 2006	F – 3

Consolidated Statements of Operations For the Years Ended December 31, 2007 and 2006	F – 4

Consolidated Statement of Stockholders’ Deficiency For the Years Ended December 31, 2006 and 2007	F – 5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2007 and 2006	F – 6 – F – 7

Notes to Consolidated Financial Statements	F – 8 – F – 28

REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Board of Directors and Stockholders of
Phantom Fiber Corporation

We have audited the accompanying consolidated balance sheets of Phantom Fiber Corporation and subsidiaries, as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phantom Fiber Corporation as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in the Note 1(c), the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, As at December 31, 2007 the Company had a shareholders’ deficiency of $5,380,909 and reflected losses of $3,659,849 and $2,904,936 for the years ended December 31, 2007 and 2006, respectively. The recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the going concern assumption not being applicable.

/s/ Lazar Levine & Felix LLP
New York, New York
April 14, 2008

Phantom Fiber Corporation

Consolidated Balance Sheets
As at December 31, 2007 and December 31, 2006

	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$44,642	$29,864
Accounts receivable net of allowance for doubtful accounts of $21,000 for 2007 and 2006, respectively	109,504	35,146
Marketable securities available for sale	—	25,001
Investment tax credit receivable	285,545	376,345
Prepaid expenses and other receivable	7,668	14,026
Total current assets	447,359	480,382

Property and Equipment – net	48,655	55,289

Other Assets:
Security deposits	15,020	12,374
Deferred financing costs net of accumulated amortization of $538,882 and $313,387 for 2007 and 2006, respectively	4,717	242,052

TOTAL ASSETS	$515,751	$790,097

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$129,628	$56,315
Accrued expenses	854,452	578,371
Accounts payable and accrued liabilities to related parties	280,262	152,499
Unearned revenue	129,229	14,163
Short term borrowings	830,000	—
Short term borrowings – related party	305,820	—
Other borrowings	182,300	—
Current portion of obligations under capital leases	14,861	17,758
Derivative instruments	354,344	—
Senior convertible notes	2,807,000	—

Total current liabilities	5,887,896	819,106

Long-Term liabilities:
Obligations under capital leases – net of current portion	8,764	13,098
Derivative instruments	—	2,317,224
Senior convertible notes	—	115,299

Total liabilities	5,896,660	3,264,727

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 17,391,589 shares, issued and outstanding; (16,761,089 shares, December 31, 2006)	17,391	16,761
Additional paid-in capital	6,447,463	5,619,435
Accumulated deficit	(11,786,659)	(8,126,810)
Accumulated other comprehensive (loss) income	(59,104)	15,984

Total stockholders’ deficiency	(5,380,909)	(2,474,630)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$515,751	$790,097

See notes to consolidated financial statements.

Phantom Fiber Corporation

Consolidated Statements of Operations and Comprehensive Loss
Twelve month periods ended December 31, 2007 and December 31, 2006

	2007	2006
Revenue:

Professional services	$270,027	$155,657
User fees and royalties	225,258	153,614

	495,285	309,271

Operating expenses:

Research and development	919,952	1,080,682
Sales and marketing	454,884	853,000
General and administrative	871,072	1,424,764

Total operating expenses	2,245,908	3,358,446

Operating loss	(1,750,623)	(3,049,175)

Other income (expenses):
Gain (loss) on disposal of marketable securities	2,260	(19,014)
Gain on settlement and write off of accounts payable	—	35,567
Amortization of deferred financing costs	(538,882)	(313,387)
Change in value of derivative instruments	1,962,880	1,182,776
Interest expense	(375,706)	(218,442)
Interest on accretion of senior convertible debt	(2,935,201)	(564,799)
Interest and other income	5,757	19,857
(Loss) gain on foreign exchange	(30,334)	21,681
Total other (expense) income – net	(1,909,226)	144,239

Loss before provision for income taxes	(3,659,849)	(2,904,936)

Provision for income taxes	—	—

Net loss	(3,659,849)	(2,904,936)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	24,999	(8,985)
Foreign exchange translation (loss) gain	(100,087)	33,711

Comprehensive loss	$(3,734,937)	$(2,880,210)

Net Loss per share (Basic and Diluted):

Net Loss per share – basic and diluted	$(0.21)	$(0.19)
Weighted average number of common shares outstanding	17,134,345	15,097,612

See notes to consolidated financial statements

Phantom Fiber Corporation

Consolidated Statement of Changes in Stockholders’ Deficiency
December 31, 2007 and December 31, 2006

	Common stock Number (post split – see Note 6)	Common stock Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity /(Deficiency)
	(#)	($)	($)	($)	($)	($)
Balance, December 31, 2005	13,890,464	13,890	3,811,881	(5,221,874)	(8,742)	(1,404,845)
Fractional adjustment due to stock split	143,585	144	(144)
Shares issued for bonuses, services, payroll and settlement of accounts payable	2,017,415	2,017	837,562			839,579
Stock options exercised	20,625	21	6,373			6,394
Shares returned per settlement agreement	(185,000)	(185)	16,476			16,291
Shares returned for non performance of services	(25,000)	(25)	(19,975)			(20,000)
Warrants issued			311,094			311,094
Stock based compensation expense			207,567			207,567
Shares issued for conversion of senior convertible debt	899,000	899	448,601			449,500
Net loss				(2,904,936)		(2,904,936)
Adjustment arising from increase in unrealized loss on marketable securities					(8,985)	(8,985)
Adjustment arising from foreign exchange translation					33,711	33,711
Balance, December 31, 2006	16,761,089	16,761	5,619,435	(8,126,810)	15,984	(2,474,630)
Shares issued for services	140,000	140	41,860			42,000
Warrants issued			301,547			301,547
Stock based compensation expense			239,861			239,861
Shares issued for conversion of senior convertible debt	487,000	487	243,013			243,500
Shares issued for unpaid interest on senior convertible debt	3,500	3	1,747			1,750
Net loss				(3,659,849)		(3,659,849)
Adjustment arising from increase in unrealized loss on marketable securities					24,999	24,999
Adjustment arising from foreign exchange translation					(100,087)	(100,087)
Balance, December 31, 2007	17,391,589	17,391	6,447,463	(11,786,659)	(59,104)	(5,380,909)

See notes to consolidated financial statements

Phantom Fiber Corporation

Consolidated Statements of Cash Flows
Twelve month periods ended December 31, 2007 and December 31, 2006

	2007	2006

Cash Flows From Operating Activities
Loss for the year	$(3,659,849)	$(2,904,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,220	325,652
(Gain) loss on sale of securities	(2,260)	19,014
Stock based compensation	239,861	207,567
Bonus paid in stock	—	265,000
Gain on settlement and write off of debt	—	(35,567)
Market adjustment on derivative instruments	(1,962,880)	(1,182,776)
Accretion of interest expense (convertible notes)	2,935,201	564,799
Common stock issued for services	42,000	306,015
Bad debt expense	(1,066)	(19,836)
Accounts receivable settled with marketable securities	—	(17,500)

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(74,123)	(5,189)
Investment tax credit receivable	90,800	(241,686)
Prepaid expenses and other receivables	3,712	43,236
Accounts payable and accrued liabilities	478,907	129,433
Billings in excess of costs	115,066	(37,800)
Net cash used in operating activities	(1,240,411)	(2,584,574)

Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	52,260	5,000
Purchase of fixed assets	—	(987)
Purchase of short term investments	—	(516,293)
Proceeds from the sale of short term investments	—	516,293
Net cash provided by investing activities	52,260	4,013

Cash Flows From Financing Activities
Costs incurred to secure financing	—	(275,280)
Issuance of senior convertible notes	—	2,642,000
Repayment of capital lease obligations	(15,104)	(20,639)
Proceeds from short term borrowing	1,135,820	85,680
Repayment of short term borrowing	—	(130,851)
Proceeds from exercise of stock options	—	6,394
Securities subscriptions received	182,300	—
Net cash provided by financing activities	1,303,016	2,307,304

Foreign currency translation (gain) loss	(100,087)	33,711

Increase (decrease) in cash	14,778	(239,546)

Cash, beginning of year	29,864	269,410

Cash, end of year	$44,642	$29,864

See notes to consolidated financial statements

Phantom Fiber Corporation

Consolidated Statements of Cash Flows (continued)
Twelve month periods ended December 31, 2007 and December 31, 2006

	2007	2006
Interest paid	$30,713	$49,668

Non cash transactions:

Common shares issued on conversion of debenture	245,250	449,500
Common shares received for settlement of receivable	—	57,942
Common shares issued in settlement of accounts payable	—	446,173
Stock-based compensation recorded as deferred finance expense	301,547	187,719
Property, plant and equipment acquired through capital leases	7,873	21,416
Investments marked to market	—	8,985

See notes to consolidated financial statements

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 1.	Description of Business and Basis of Presentation

a)	Description of Business

The business of Phantom Fiber Corporation (the “Company”) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

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

Pursuant to the Agreement, the outstanding shares of common stock of Phantom Fiber Corporation, converted into an aggregate of 8,370,537 (167,410,735 pre-split, see Note 6(c)) shares of the Company's common stock, which represented 64 percent of the Company's outstanding voting stock after giving effect to the merger. An aggregate of 1,374,107 (pre-split, see Note 6(c)) shares had been placed in escrow for a period of one year following the date of closing of the transaction in support of indemnifications by the pre-merger stockholders of Phantom Fiber Corporation to Pivotal Self-Service Technologies Inc. The transaction was recorded as a reverse acquisition since the Phantom Fiber Corporation stockholders became the controlling stockholders of the Company. Accordingly, the transaction was accounted for as the issuance of stock by Phantom Fiber Corporation for the net monetary assets of the Company accompanied by a recapitalization of Phantom Fiber Corporation and no goodwill or any intangible assets are recorded. Based on the price of the Company's common stock on July 7, 2004 of $1.60 per share (being $0.08 per share restated for a 1 for 20 reverse stock split which became effective May 5, 2005), the purchase price approximated $13,393,000. In connection with the merger, the Company changed its name from "Pivotal Self-Service Technologies Inc." to "Phantom Fiber Corporation".

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
December 31, 2007 and 2006

Note 1.	Description of Business and Basis of Presentation (continued)

c)	Going Concern and Basis of Presentation

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $11,786,659 as at December 31, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. During 2008 management has been in discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to sustain its profitability. These projects will be integrated throughout the upcoming year. These efforts have allowed the Company to greatly reduce its ongoing losses and the Company believes it will be cashflow positive in 2008. Therefore management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve ongoing profitability.

Note 2.	Summary of Significant Accounting Policies

a)	Basis of presentation

The accompanying audited financial statements as of, and for the years ended December 31, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated on consolidation. Prior year financial statements have been reclassified to conform with the current year’s presentation.

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
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

• there is a signed license agreement with the customer;

• the software product or defined objective has been delivered to the customer;

• the amount of the fees to be paid by the customer is fixed or determinable; and

• collection of these fees is probable.

The Company generally negotiates formal license agreements with its customers. Each of the license agreements includes provisions for receipt of an up-front license fee and royalties. Generally, service providers pay these royalty fees either in the form of a one-time payment or as an on-going monthly fee. On-going royalties are recognized monthly based on the number of subscribers at month end. One-time royalties are recognized based on the number of new subscribers at the end of each period. . Up-front fees for consulting services are recognized as revenue once the product is delivered to the customer. Up-front license fees are recognized in the period for which the payment was intended.

The Company may also negotiate license agreements that allow for the payment of the initial license fee to be made in future installments over a period of less than a year. Revenues recognized in advance of the installments being due are recorded as unbilled revenues in the balance sheet.

Maintenance and technical support revenues are recognized ratably over the applicable service period, which is usually one year. Revenues derived from professional services are recognized upon performance of the related services. Revenues derived from license agreements containing multiple deliverables, such as product licenses, maintenance and technical support and other services, are allocated among the various deliverables based on the fair value of each deliverable. These are recognized ratably over the period as described in the contracts and may vary from customer to customer. Payments received from customers prior to the completion of services are recorded as unearned revenue.

e)	Investments

The Company’s investment in marketable securities is classified as available for sale securities and is recorded at their fair value. Unrealized gains and losses are reported as a net amount in a separate component of stockholders’ equity until realized.

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress.

g)	Financial instruments

Fair value

The carrying values of cash, accounts receivable, marketable securities, prepaid expenses and other receivables, accounts payable and accrued liabilities, unearned revenue and short term loans approximate their fair values due to the relatively short periods to maturity of the instruments.

The Company also has senior convertible notes and derivative financial instruments the fair value of which are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments. At December 31, 2007, estimated fair value and respective carrying values of the Company’s senior convertible notes and derivative instruments are as follows:

Instrument	Note	Fair Value	Carrying Value
Convertible notes payable	7	$2,807,000	$2,807,000
Derivative instruments	7	354,344	354,344

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

i)	Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. All per share amounts reflect the effect of the 1 for 20 reverse stock split effective May 5, 2005. Diluted loss per share for the twelve months ended December 31, 2007 and 2006 is the same as basic loss per share, since the effect of including such potential common stock equivalents was anti-dilutive as the Company incurred losses for these periods. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 31, 2007 and 2006, have been excluded from the per share computations:

	December 31, 2007	December 31, 2006
Stock Options	1,960,603	1,903,471
Warrants	9,602,093	8,852,093
Convertible Notes Payable	5,614,000	6,101,000

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the years ended December 31, 2007 and 2006, respectively:

	For the Year Ended December 31,
	2007	2006
Numerator:
Net loss to common shareholders	$(3,659,849)	$(2,904,936)
(Deduct)/Add:
Mark-to-market gain-derivative liability	1,962,880	1,182,776
Interest on convertible debt	(2,935,201)	(564,799)
Net loss to common shareholders and assumed conversion	$(4,632,170)	$(2,286,959)
Denominator:
Share reconciliation:
Shares used for basic income (loss) per share	17,134,535	15,097,612
Effect of dilutive items:
Stock options	-	-
Convertible securities	-	-
Weighted average shares used for diluted loss per share	17,134,535	15,097,612
Net loss per share:
Basic and diluted:	$(0.21)	$(0.19)

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

j)	Foreign currency

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

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $1,596 and $16,470, for the years ended December 31, 2007 and 2006, respectively.

m)	Comprehensive income (loss)

Comprehensive income (loss) includes the net exchange differences arising from the translation of Canadian dollar denominated subsidiaries into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

	Gain (Loss) on Marketable Securities	Foreign Exchange Translation Gain (Loss)	Total Gain (Loss)
Balance January 1, 2006	$(16,014)	$7,272	$(8,742)
Realized loss on sale of security	16,014	-	16,014
Unrealized loss	(24,999)	-	(24,999)
Foreign exchange translation gain	-	33,711	33,711
Balance, December 31, 2006	(24,999)	40,983	15,984
Realized loss on sale of security	4,280	-	4,280
Realized loss	20,719	-	20,719
Foreign exchange translation loss	-	(100,087)	(100,087)
Balance December 31, 2007	$-	$(59,104)	$(59,104)

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

n)	Deferred financing costs

Costs directly identifiable with the raising of debt are recorded as deferred financing costs. These deferred costs are amortized over the term of the debt financing to which the costs relate. Deferred financing costs consist primarily of corporate finance fees and legal fees. Amortization expense charged to operations for the years ended December 31, 2007 and 2006 was $538,882 and $313,387, respectively.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159)

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No 141 (revised 2007))

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No 160)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the faceof the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161)

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

SFAS No. 157, “Fair Value Measurements” (SFAS No.157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

EITF Issue No. 07-3, “Accounting for Advance Payments for Goods and Services to be Used in Future Research and Development (EITF 07-3)

 In June 2007, the EITF reached consensus on EITF Issue No. 07-3,Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 states that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or the related services have been performed. EITF is effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of EITF 07-3 prospectively for new contracts entered into after the effective date. The adoption of EITF 07-3 is not expected to have a material impact on our financial statements.

EITF No. 07-1, “Accounting for Collaborative Arrangements (EITF No. 07-1)

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1 , Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for annual periods beginning after December 15, 2007 and is to be applied retrospectively to all periods presented for all existing collaborative arrangements. We do not expect the adoption of EITF 07-1 to have a material impact on our financial statements.

q)	Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the declining-balance method over the following lives:

Useful Life
Computer equipment	3 years
Office furniture	5 years

Additions during the year are depreciated at one-half the usual rate.

r)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, as well as stock compensation related to these costs.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

s)	Business Segment and Geographic Information

The Company operates as one segment. Approximately 95% of the Company’s revenue is derived from international business. The Company’s physical assets are located in its offices in Toronto, Canada. The Company currently has three customers that provided 58% and 27% of its revenue during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, accounts receivable from these customers amounted to $40,857 and $21,364, respectively.

Note 3.	Marketable Securities

The Company’s available for sale marketable securities consist of the following at December 31, 2006:

		Original	Fair	Unrealized
	Number of Shares	Cost	Value	(Loss)

December 31, 2006:
Midland International Corporation	1,000,000	$50,000	$25,001	$(24,999)
		$50,000	$25,001	$(24,999)

These securities were sold during 2007 for cash proceeds of $52,260 and resulted in a realized gain of $2,260. There were $24,000 of unrealized losses reclassified out of other comprehensive income into earnings for the period.

Note 4.	Property and Equipment

Property and equipment comprises the following:

	2007	2006

Computer equipment	$78,035	$70,559
Office furniture	29,710	29,314
	107,745	99,873
Less: accumulated depreciation and amortization	(59,090)	(44,584)
	$48,655	$55,289

Depreciation expense charged to operations for the years ended December 31, 2007 and 2006 was $15,338 and $12,265, respectively.

Included in the above property and equipment are computer equipment and office furniture under capital leases with costs of $90,258 (December 31, 2006: $82,385) and accumulated depreciation and amortization of $51,379 (December 31, 2006: $34,930). These leases bear interest at varying rates from 5%-42%. The specific assets covered by the capital leases have been pledged as security to the leasing company until the lease obligation has been repaid.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 4.	Property and Equipment (continued)

The future minimum payments due under these capital leases are as follows:

2008	$18,407
2009	7,539
2010	2,264
$28,210
Less interest portion	4,585
Present value of future lease payments	23,625
Less current portion	14,861
$8,764

Amortization expense under capital leases is included in depreciation expense and amounted to $14,030 and $11,175 for the years ended December 31, 2007 and 2006, respectively.

Note 5.	Short Term Borrowings

	2007	2006
Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10% plus 3 year warrants to purchase 1,150,000 common shares at $0.50 per share with registration rights of unlimited piggyback. Interest rate is 15% if not repaid within the 180 days and an extension fee of 100,000 warrants for each $100,000 increment loaned. As of December 31, 2007, three term loans were not paid within the 180 day period, however, the investor had previously waived his right to the additional warrants and in January 2008 waived the additional interest. In January 2008, $400,000 of these term loans and in March 2008 the remaining $50,000 were settled by issuance of convertible debt as described in Note 12.
	$450,000	$—

Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10%. Interest rate is 15% if not repaid within the 180 days. In January 2008, these term loans were settled by issuance of convertible debt as described in Note 12.	380,000	—
Short term borrowing – related party:	$830,000	$—

Advance from a related party, repayable on demand, unsecured, bearing interest at 21.5% per annum	101,940	—

Advance from a related party, repayable 3 months from drawdown date, secured and bearing interest at 2.5% per month. This advance remains outstanding as of March 31, 2008.	203,880	—
	$305,820	$—

Note 6.	Capital Structure

a)	Warrants:

The Company has granted 9,602,093 (post reverse split, see Note 6(c)) warrants to purchase an aggregate of 9,602,093 (post reverse split) common shares. All warrants are vested.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 6.	Capital Structure (continued)

b)	Warrants:

The composition and exercise prices of the warrants outstanding at December 31, 2007 are as follows:

		Weighted
	Number	average
	of warrants	exercise price	Expiration date
January 1, 2006	1,731,537	$2.25	–
Warrants granted	7,983,460	1.04	–
Warrants expired	(862,904)	(1.96)	–

December 31, 2006	8,852,093	$1.19	–
Warrants granted	1,150,000	0.50	–
Warrants expired	(400,000)	(1.50)	–

December 31, 2007	9,602,093	$1.09	–

Comprised of:
	18,633	10.00	March 6, 2008
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010 (a)
	3,891,730	0.56	January 9, 2009
	3,891,730	1.50	January 9, 2009
	300,000	0.50	April 18, 2010
	300,000	0.50	May 18, 2010
	300,000	0.50	June 12, 2010
	150,000	0.50	October 10, 2010
	100,000	0.50	October 24, 2010

	9,602,093	$1.09	–

(a)	Warrants issued on December 15, 2005 to the President and Chief Executive Officer in connection with satisfaction of terms specified in an employment agreement dated February 4, 2004.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 6.	Capital Structure (continued)

(c)	Equity Transactions

Effective May 5, 2005, the Company approved a 1:20 reverse stock split. All transactions described below reflect the post stock split values.

On January 9, 2006, the Company sold (a) $3,500,000 principal amount of senior convertible notes, and (b) warrants to purchase 7,000,000 shares of common stock, to 16 accredited investors. Participants in a private placement which closed on December 8, 2005 for gross proceeds of $858,000 exchanged the securities they previously purchased for an investment in the senior convertible notes and warrants based on the dollar amount of their prior investment, bringing the total gross proceeds from the transactions to $3,500,000. The senior convertible notes bear interest at 1% per annum payable semi-annually, they mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share, subject to adjustment. The interest rate becomes 15% per annum for the period in which interest is overdue and reverts back to 1% when payment is made or the notes are converted into common stock. The Company has accrued $415,002 for overdue interest as at December 31, 2007. The warrants are exercisable until three years from the date of issuance. Half of the warrants are exercisable at a purchase price of $1.50 per share and the other half of the warrants are exercisable at a purchase price of $0.56 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 6.	Capital Structure (continued)

(c)	Equity Transactions (continued)

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

In September 2007, the Company issued 203,500 unrestricted common shares at $0.50 per share, in exchange for the conversion of $100,000 in senior convertible debt and $1,750 of unpaid interest.

In October 2007, the Company issued 60,000 as part of an agreement for investor relation services. The shares were valued at $20,400.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 6.	Capital Structure (continued)

(d)	Share – Based Payments:

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

The Company's results for the year ended December 31, 2007 include share-based compensation expense totaling approximately $239,861. Of this amount, $110,656 represents the expense related to options granted to employees. The options were granted on July 14, 2006 and the vesting period ranges from immediately to 3 years. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses

Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 6.	Capital Structure (continued)

(d)	Share – Based Payments (continued):

During 2007, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the twelve month periods was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2007	Year ended December 31, 2006
Expected term (in years)	4.00	1.33 to 3.50
Expected stock price volatility	130% to 133%	113% to 157%
Risk free interest rate	4.13% to 4.54%	4.76% to 5.29%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s stock option plan for the years ended December 31, 2007 and December 31, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2006	567,500	$0.41	3.43	$62,282
Options granted	1,641,862 (a)	0.51	5.65	—
Options cancelled	(285,266)	0.61	—	—
Options exercised	(20,625)	(0.31)	—	—
Balance at December 31, 2006	1,903,471	0.47	4.78	$62,282
Options granted	376,857	0.50	5.65	—
Options cancelled	(319,725)	0.52	—	—

Balance, December 31, 2007	1,960,603	0.47	4.49	33,600

Exercisable, December 31, 2007	932,442	$0.42	3.07	$33,600

(a) The fair value of the 1,641,862 employee stock options granted during the year ended December 31, 2006 was $487,193. As of December 31, 2007, there was $84,216 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 1.75 years.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 6.	Capital Structure (continued)

(d)	Share – Based Payments (continued):

Exercise Price	Number of options outstanding		Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	409,750		1.12	$0.23	409,750	$0.23
0.50	730,846	(a)	4.37	0.50	284,894	0.50
0.51	795,007	(b)	4.99	0.51	212,798	0.51
2.00	25,000		3.66	2.00	25,000	2.00
$0.23 - 2.00	1, 960,603		4.49	$0.47	932,442	$0.42

(a)	Reflects 225,000 options issued on May 1, 2006 to an employee and 505,846 options were issued to directors.
(b)	Options issued on July 14, 2006 to employees and directors.

Note 7.	Senior Convertible Notes

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

The notes totaling $3,500,000 have a stated maturity date of January 9, 2008 with an option to the holder to extend the date in case of an event of default (as specified) and on change of control as defined. These notes are convertible into common shares at $0.50 with a reset provision to 75% of the conversion rate in the event that certain performance targets and stock price levels specified in the notes agreement are not met by December 31, 2006. The notes are redeemable earlier at the option of the holder in case any of the specified events of default occur or on change of control. The redemption amount is to be calculated in accordance with the formula specified in the notes agreement. The notes bear interest at 1% per annum. The interest rate becomes 15% per annum for the period in which interest is overdue and reverts back to 1% when payment is made or the notes are converted into common stock. The Company has accrued $35,083 representing the 1% interest due and $379,919 for overdue interest at 14% per annum as of December 31, 2007.  The notes also have two separate warrants to purchase common stock of the Company. Warrant A entitles the holders to purchase up to 3,500,000 common shares at $1.50 per share and Warrant B entitles the holders to purchase up to 3,500,000 common shares at $0.56 per share. These warrants are exercisable until January 9, 2009.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 7.	Senior Convertible Notes (continued)

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

The Company revalued the conversion option and the warrants as of December 31, 2007 at $0 and $354,344, respectively. During the twelve months ended December 31, 2007, the Company has recorded income of $1,962,880 from the change in value of these derivative instruments. Conversions during 2007 amounted to $243,500 resulting in an outstanding principal balance of $2,807,000 as at December 31, 2007.

Note 8.	Related Party Transactions

Included in accounts payable and accruals to related parties is an amount of $164,596 ($137,671 – December 31, 2006) due to an officer for unpaid compensation due to the officer. Also included in accrued liabilities to related parties at December 31, 2007 is an amount of $36,542 owing to a company directly controlled by the spouse of the CEO for consulting services rendered. The Company incurred consulting fees of $46,836 in 2006. The remaining amount owing as of December 31, 2007 is $36,541.

A person related to the CEO provided the Company with a short term loan amounting to $101,940, unsecured, payable upon demand and bearing interest at 21.5% per annum. This same person also provided a second short term loan for $203,880, secured by accounts receivables and a general security agreement, with a term of 3 months from drawdown date and interest of 2.5% per month. The Company recorded interest expense of $79,124 on these borrowings during the year ended December 31, 2007.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 9.	Income Taxes

The Company files US Federal income tax returns for its US operations. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries.

There was no benefit from income taxes for the years ended December 31, 2007 and 2006 as the Company’s net loss carryforward are fully offset with a valuation allowance.

The total provision for income taxes differs from that amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

	2007		2006
	Amount	%	Amount	%
Statutory income tax rate (recovery)	$(1,321,900)	(36)	$(1,049,300)	(36)
Non-deductible items and temporary differences	636,400	17	988,300	35
Other, including valuation Allowance adjustment	685,500	19	61,000	1
Net taxes (recovery) and effective rate	$—	—	$—	—

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

	2007		2006
	Component	Tax Effect	Component	Tax Effect
Net operating losses – domestic	$3,919,000	$1,333,000	$2,392,000	$813,000
Less valuation allowance	(3,919,000)	(1,333,000)	(2,392,000)	(813,000)
Net deferred tax asset	$—	$—	$—	$—

Net operating losses – foreign	$9,638,000	$3,481,000	$7,326,000	$2,646,000
Less valuation allowance	(9,638,000)	(3,481,000)	(7,326,000)	(2,646,000)
Net deferred tax asset	$—	$—	$—	$—

As December 31, 2007, the Company had cumulative net operating loss carry-forwards of approximately $3,919,000 and $9,638,000 in the United States and Canada respectively. These amounts will expire in various years through 2028. The related deferred tax assets have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 10.	Accrued liabilities

The composition of accrued liabilities is as follows:

	2007	2006
Professional fees	$252,263	$260,871
Director compensation	38,529	69,583
Interest on senior convertible debt	415,002	194,891
Salary and related costs	34,264	36,252
Payroll taxes	48,151	0
Other	66,243	16,774
Total	$854,452	$578,371

The Company is delinquent in the remittance of payroll taxes withheld to the proper authorities as of December 31, 2007 and through the date of issuance of these financial statements.

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

2008	$89,000
2009	40,000
$129,000

Rent expense (including other charges) charged to operations for the years ended December 31, 2007 and 2006 amounted to $143,116 and $128,787, respectively.

(b)
Under an employment agreement dated February 4, 2004, Jeff Halloran was engaged as President and Chief Executive Officer at an annual base salary of $250,000 per annum, plus other benefits including a monthly car allowance of $500 and a monthly office expense allowance of $500. Should the company choose to terminate the employment agreement, Mr. Halloran is entitled to receive two times his base salary. All outstanding options are to immediately vest and all extended health care premiums will remain in full effect for a one-year period. Mr. Halloran is required to enter into a non-compete agreement with the Company.

Note 12.	Subsequent Events

In January 2008, the Company issued 330,000 unrestricted common shares to a senior convertible debt holder who exercised their right to convert to common shares at $0.50 per share.

In January 2008, the Company negotiated short term financing of $50,000. Interest of 10% per annum is payable upon expiry of the note or repayment date. The term of the loan is 180 days from receipt with interest of 15% should repayment not be made within this time frame.

On January 15, 2008, the Company issued (a) $973,583 principal amount of new senior convertible notes, and (b) warrants to purchase 2,165,674 shares of common stock, to 7 accredited investors. These convertible notes were paid by means of other borrowings received amounting to $182,300, the settlement of short term loans payable of $780,000 and settlement of director dividends payable in the amount of $11,283. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share for one investor and $0.42 per share for the remaining investors, subject to adjustment. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under.

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 12.	Subsequent Events (continued)

On January 31, 2008, the Registrant concluded the negotiations for the extension of its Senior Secured Note and on February 11, 2008, the final agreements were delivered to the Holder. The amendments are to its outstanding Senior Unsecured Note (the “Amended Note”) in the principal amount of $2,642,000 originally entered into on January 6, 2006. The Holder of the Amended Note, Victory Park Master Fund, Ltd., (the “Holder”) agreed to an extension of the due date until May 31, 2008. In exchange for waiving interest due and any technical defaults of the original Registration Rights Agreement and in exchange for the extension of the due date and the cancellation of the Class A Warrants to purchase up to 2,642,000 $0.001 par value common stock of the Registrant for an exercise price of $1.50 per share, the Registrant agreed to issue 900,000 restricted common shares to the Holder. The agreements also provide for the early prepayment of the Amended Note at a discount under certain circumstances. The revised interest rate of the Amended Note is 12% annually and the amendment also provides for the Holder to be granted a security interest in all of the Registrant’s assets.

On February 11, 2008, certain employees exercised their option agreement to purchase 90,749 restricted common shares which had previously vested. The options were exercised at $0.228 per share

On March 25, 2008, the Company issued (a) $100,000 principal amount of senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. These convertible notes were paid by settlement of $50,000 of short term borrowings existing as of December 31, 2007 and an additional $50,000 of short term borrowings received in January 2008. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable for three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under.

On March 26, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.50 per share.