Form 10KSB/A
period 2007-12-31
PHANTOM FIBER CORP
filed 2008-04-16
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Phantom Fiber Corporation

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended December 31, 2007 (as initially filed with the Securities and Exchange Commission on April 15, 2008) and is being filed to correct typographical errors made in the initial filing.

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

On March 25, 2008, the Company sold (a) $100,000 principal amount of senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. These convertible notes were utilized to pay $50,000 of short term borrowings existing as of December 31, 2007 and an additional $50,000 of short term borrowings received in January 2008. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable until three years from the date of issuance. The warrants are exercisable at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. On March 25, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.42 per share.

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

On March 25, 2008, the Company sold (a) $100,000 principal amount of senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. These convertible notes were utilized to pay $50,000 of short term borrowings existing as of December 31, 2007 and an additional $50,000 of short term borrowings received in January 2008. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable until three years from the date of issuance. The warrants are exercisable at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. On March 25, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.42 per share.

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

Mr. Logan became a director in September 2007. He currently serves as a Managing Director of Investment Banking for Desjardins Securities. Prior to joining Desjardins Securities, from May 2005 until June 2007, Mr. Logan was a Director in the Investment Banking Group at Westwind Partners where he focused on both corporate finance and merger & acquisition activity in the Real Estate, Technology and Special Situations sectors. Before that Mr. Logan has also held Investment Banking positions with LOM Ltd from August 2003 to January 2005, CIBC World Markets from April 2000 to May 2003 and TD Securities Inc. from May 1998 to April 2000 and began his career in financial services in September 1994 as a staff accountant with Ernst & Young LLP. Mr. Logan holds both an Honours BA Philosophy & Economics (1991) and an MBA (1994) from the University of Toronto and is a Chartered Accountant.

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

Signature	Title	Date

____________________________ Jeffrey T. Halloran	Chief Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Director	April 14, 2008

____________________________ Konstantine (Gus) Lucas	Director	April 14, 2008

____________________________ Stephen Gesner	Director	April 14, 2008

____________________________ Dennis Logan	Director	April 14, 2008

____________________________ Shimon Constante	Director	April 14, 2008

INDEX

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F – 2

Consolidated Balance Sheets as at December 31, 2007 and 2006	F – 3

Consolidated Statements of Operations and Comprehensive Loss For the Years Ended December 31, 2007 and 2006	F – 4

Consolidated Statement of Changes in Stockholders’ Deficiency For the Years Ended December 31, 2006 and 2007	F – 5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2007 and 2006	F – 6 – F – 7

Notes to Consolidated Financial Statements	F – 8 – F – 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

See notes to consolidated financial statements

Phantom Fiber Corporation

Consolidated Statements of Cash Flows
Twelve month periods ended December 31, 2007 and December 31, 2006

	2007	2006

Cash Flows From Operating Activities
Loss for the year	$(3,659,849)	$(2,904,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,220	325,652
(Gain) loss on sale of securities	(2,260)	19,014
Stock based compensation	239,861	207,567
Bonus paid in stock	—	265,000
Gain on settlement and write off of debt	—	(35,567)
Market adjustment on derivative instruments	(1,962,880)	(1,182,776)
Accretion of interest expense (convertible notes)	2,935,201	564,799
Common stock issued for services	42,000	306,015
Bad debt expense	(1,066)	(19,836)
Accounts receivable settled with marketable securities	—	(17,500)

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(74,123)	(5,189)
Investment tax credit receivable	90,800	(241,686)
Prepaid expenses and security deposits	3,712	43,236
Accounts payable and accrued liabilities	478,907	129,433
Unearned revenue	115,066	(37,800)
Net cash used in operating activities	(1,240,411)	(2,584,574)

Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	52,260	5,000
Purchase of fixed assets	—	(987)
Purchase of short term investments	—	(516,293)
Proceeds from the sale of short term investments	—	516,293
Net cash provided by investing activities	52,260	4,013

Cash Flows From Financing Activities
Costs incurred to secure financing	—	(275,280)
Issuance of senior convertible notes	—	2,642,000
Repayment of capital lease obligations	(15,104)	(20,639)
Proceeds from short term borrowing	1,135,820	85,680
Repayment of short term borrowing	—	(130,851)
Proceeds from exercise of stock options	—	6,394
Securities subscriptions received	182,300	—
Net cash provided by financing activities	1,303,016	2,307,304

Foreign currency translation (gain) loss	(100,087)	33,711

Increase (decrease) in cash	14,778	(239,546)

Cash, beginning of year	29,864	269,410

Cash, end of year	$44,642	$29,864

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

	December 31, 2007	December 31, 2006
Stock Options	176,193	108,386
Warrants	0	0
Convertible Notes Payable	5,614,000	6,101,000

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the years ended December 31, 2007 and 2006, respectively:

	For the Year Ended December 31,
	2007	2006
Numerator:
Net loss to common shareholders	$(3,659,849)	$(2,904,936)
Adjust:
Mark-to-market gain-derivative liability	(1,962,880)	(1,182,776)
Interest on convertible debt	2,935,201	564,799
Net loss to common shareholders and assumed conversion	$(2,687,528)	$(3,522,913)
Denominator:
Share reconciliation:
Shares used for basic income (loss) per share	17,134,345	15,097,612
Effect of dilutive items:
Stock options	-	-
Convertible securities	-	-
Weighted average shares used for diluted loss per share	17,134,345	15,097,612
Net loss per share:
Basic and diluted:	$(0.21)	$(0.19)

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 2.	Summary of Significant Accounting Policies (continued)

j)	Foreign currency

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

Phantom Fiber Corporation

Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Note 6.	Capital Structure (continued)

(d)	Share – Based Payments (continued):

Exercise Price	Number of options outstanding		Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	409,750		1.12	$0.23	409,750	$0.23
0.50	730,846	(a)	4.37	0.50	284,894	0.50
0.51	795,007	(b)	4.99	0.51	212,798	0.51
2.00	25,000		3.66	2.00	25,000	2.00
$0.23 - 2.00	1,960,603		4.49	$0.47	932,442	$0.42

(a)	Reflects 225,000 options issued on May 1, 2006 to an employee and 505,846 options were issued to directors.
(b)	Options issued on July 14, 2006 to employees and directors.

Note 7.	Senior Convertible Notes

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

In January 2008, the Company issued 330,000 unrestricted common shares to a senior convertible debt holder who exercised his right to convert to common shares at $0.50 per share.

In January 2008, the Company negotiated short term financing of $50,000. Interest of 10% per annum is payable upon expiry of the note or repayment date. The term of the loan is 180 days from receipt with interest of 15% should repayment not be made within this time frame.

On January 15, 2008, the Company issued (a) $973,583 principal amount of new senior convertible notes, and (b) warrants to purchase 2,165,674 shares of common stock, to 7 accredited investors. These convertible notes were utilized to pay other borrowings received amounting to $182,300, the settlement of short term loans payable of $780,000 and settlement of director dividends payable in the amount of $11,283. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share for one investor and $0.42 per share for the remaining investors, subject to adjustment. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under.

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

On February 11, 2008, certain employees exercised their option agreement to purchase 90,749 restricted common shares which had previously vested. The options were exercised at $0.228 per share

On March 25, 2008, the Company issued (a) $100,000 principal amount of senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. These convertible notes were utilized to pay $50,000 of short term borrowings existing as of December 31, 2007 and an additional $50,000 of short term borrowings received in January 2008. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable for three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under.

On March 25, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.50 per share.