Form 10-Q
period 2008-03-31
PHANTOM FIBER CORP
filed 2008-05-20
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2008: 18,950,433 shares of common stock.

Phantom Fiber Corporation

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at March 31, 2008 and December 31, 2007
	March 31,	December 31
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$12,301	$44,642
Accounts receivable – net of allowance for doubtful accounts of $4,825 and $21,000 for 2008 and 2007, respectively	300,160	109,504
Investment tax credit receivable	124,131	285,545
Prepaid expenses and other receivables	1,162	7,668
Total current assets	437,754	447,359

Property and Equipment - net	38,617	48,655

Other Assets:
Security deposits	14,282	15,020
Deferred financing costs – net	—	4,717
TOTAL ASSETS	$490,653	$515,751

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and payroll taxes payable	$303,676	$129,628
Accrued expenses	474,661	854,452
Accounts payable and accrued liabilities to related parties	262,132	280,262
Unearned revenue	90,608	129,229
Short term borrowings	21,000	830,000
Short term borrowings - related party	298,490	305,820
Other borrowings	—	182,300
Current portion of obligation under capital leases	12,826	14,861
Derivative instruments	306,773	354,344
Senior convertible note	2,172,225	2,807,000
Total current liabilities	3,942,391	5,887,896

Long-Term Liabilities:
Obligation under capital leases - net of current portion	5,194	8,764
Derivative instruments	812,617	—
Senior convertible note	8,872	—
TOTAL LIABILITIES	4,769,074	5,896,660

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders’ (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 18,950,433 shares, issued and outstanding; (17,391,589 shares, December 31, 2007).	18,950	17,391
Additional paid-in capital	6,964,013	6,447,463
Accumulated deficit	(11,223,838)	(11,786,659)
Accumulated other comprehensive (loss)	(37,546)	(59,104)
Total stockholders’ (deficit)	(4,278,421)	(5,380,909)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$490,653	$515,751

See notes to consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Revenues
Professional services	$327,926	$3,846
User fees and royalties	52,017	52,701

	379,943	56,547

Operating expenses
Research and development	300,180	261,148
Sales and marketing	72,551	112,247
General and administrative	250,489	190,607

Total operating expenses	623,220	564,002

Loss from operations	(243,277)	(507,455)

Other income (expenses)
Forgiveness of interest	140,755	—
Amortization of deferred financing costs	(4,717)	(76,284)
Change in fair value of derivative instruments	1,226,198	1,583,297
Interest expense	(15,783)	(172,751)
Interest on accretion of senior convertible debt	(556,758)	(139,846)
Interest income	—	1,839
Gain (loss) on foreign exchange	16,403	(868)
Income before provision for income taxes	562,821	687,932
Provision for income taxes	—	—
Net Income	562,821	687,932

Other comprehensive income (loss)
Foreign exchange translation (loss) gain	21,558	(6,970)
	21,558	(6,970)
Comprehensive income	$584,379	$680,962
Net income (loss) per share
Earnings per share – basic	$0.03	$0.04
Loss per share – fully diluted	$(0.01)	$(0.04)

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Three month periods ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net income	$562,821	$687,932
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,506	79,366
Stock-based compensation expense	34,418	107,296
Fair value adjustment on derivative instruments	(1,226,198)	(1,583,297)
Stock issued in lieu of payment of bonus	5,016	—
Accretion of interest expense (convertible notes)	556,758	267,338
Common stock issued as restructuring debt charge	198,000	—
Forgiveness of accrued interest on convertible notes and short term borrowing	(69,081)	—
Common stock issued for services	—	21,600
Waive of interest due as restructuring debt credit	(338,755)	—
Bad debt expense	(15,785)	(20,845)

Increase (decrease) in cash flows as a result of changes in assets and liability account balances:
Accounts receivable	(174,871)	(16,986)
Investment tax credit receivable	161,414	(29,266)
Prepaid expenses and other receivables	7,244	(10,335)
Accounts payable and accrued liabilities	196,840	6,542
Unearned revenue	(38,621)	20,673
Net cash used in operating activities	(124,294)	(469,982)

Cash Flows From Financing Activities
Repayment of capital lease obligation	(5,605)	(6,554)
Proceeds from short term borrowings	76,000	497,662
Net cash provided by financing activities	70,395	491,108

Foreign currency translation gain (loss)	21,558	(6,970)

(Decrease) increase in cash	(32,341)	14,156

Cash, beginning of period	44,642	29,864

Cash, end of period	$12,301	$44,020

See accompanying notes

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Three month periods ended March 31, 2008 and 2007

	2008 (Unaudited)	2007 (Unaudited)
Interest paid	$3,735	$14,393

Non cash transactions:
Short term borrowings and accrued interest converted to convertible debt	1,073,583	—
Conversion and warrants derivative liabilities recorded as a reduction in senior convertible note	1,991,244	—
Common shares issued on conversion of debenture	265,000	132,500
Common shares issued in settlement of related party’s accrued expense	15,675	—

See accompanying notes

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 1.	Description of Business and Basis of Presentation

a)	Description of Business

The business of Phantom Fiber Corporation (the “Company ) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

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

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $11,223,838 as at March 31, 2008. In addition, the Company is delinquent in the remittance of payroll taxes totalling $208,008 withheld from employees as of March 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the Company to continue operations unhindered. During 2008, management has been in discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to generate profits. Management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve ongoing profitability.

Note 2.	Summary of Significant Accounting Policies

a)	Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three month periods ended March 31, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2007, is derived from Phantom Fiber Corporation (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any other portion thereof.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 2.	Summary of Significant Accounting Policies (continued)

b)	Net income per share

Basic income per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. All per share amounts reflect the effect of the 1 for 20 reverse stock split effective May 5, 2005. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2008 and 2007, have been excluded from the per share computation because they were antidilutive.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Stock Options	89,984	126,650
Warrants	12,733,674	7,000,000
Convertible Notes Payable	12,733,674	6,006,867

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted income (loss) per share for the periods ended March 31, 2008 and 2007, respectively:

	For the Period Ended March 31,
	2008	2007
Numerator:
Net income to common shareholders	$562,821	$687,932
(Deduct)/Add:
Mark-to-market gain-derivative liability	(1,226,198)	(1,583,297)
Interest on convertible debt	556,758	267,338
Net loss to common shareholders and assumed conversion	$(106,619)	$(628,027)
Denominator:
Share reconciliation:
Weighted average shares used for basic income per share	17,772,807	16,907,667
Weighted average shares used for diluted loss per share	17,772,807	16,907,667
Net income (loss) per share:
Basic:	$0.03	$0.04
Fully diluted:	$(0.01)	$(0.04)

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 2.	Summary of Significant Accounting Policies (continued)

c)	Comprehensive loss

Comprehensive loss includes the net exchange differences arising from the translation of our Canadian dollar denominated subsidiary into US dollars and accumulated unrealized holding gains and losses on the Company’s available for sale securities.

Foreign Exchange Translation Gain (Loss)

Beginning balance, January 1, 2008	$(59,104)
Foreign exchange translation gain	21,558
Balance March 31, 2008	$(37,546)

d)	Stock options

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Companys financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of  January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 2.	Summary of Significant Accounting Policies (continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

f)	Reclassification

Certain prior year amounts have been reclassified to conform to the financial statement presentation adopted in the current period.

Note 3.	Short Term Borrowings and Short Term Borrowings – Related Party

	March 31	March 31
	2008	2007
Loan from an unrelated party, with no specified repayment date and no interest or penalty provisions.	$21,000	$—
Investment tax credit receivable factored, repayable upon receipt of payment from government, bearing interest at 34.5% per annum.	—	238,012
Total	$21,000	$238,012

Loan from a related party, with no specified repayment date and no interest or penalty provisions.	$5,000	$—

Advance from a related party, repayable on demand, unsecured, bearing interest at 21.5% per annum	97,830	86,550

Advance from a related party, repayable 3 months from drawdown date, secured and bearing interest at 2.5% per month.	195,660	173,100
Total	$298,490	$259,650

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 3.	Short Term Borrowings and Short Term Borrowings – Related Party (continued)

The Company recorded interest expense of $99,837 and $14,033 on related party borrowings for the three months ended March 31, 2008 and 2007, respectively.

Note 4.	Capital Structure

(a)	Warrants:

The composition and exercise prices of the warrants outstanding at March 31, 2008 are as follows:

	Number	Weighted average
	of warrants	exercise price	Expiry Date

January 1, 2008	9,602,093	$1.09
Warrants granted	2,403,769	0.50
Warrants expired	(2,660,633)	(1.50)

March 31, 2008	9,345,229	0.83

Comprised of:
	100,000	1.10	May 25, 2008
	300,000	2.00	July 20, 2008
	250,000	4.00	December 15, 2010
	3,891,730	0.56	January 9, 2009
	1,249,730	1.50	January 9, 2009
	300,000	0.50	April 18, 2010
	300,000	0.50	May 18, 2010
	300,000	0.50	June 12, 2010
	150,000	0.50	October 10, 2010
	100,000	0.50	October 24, 2010
	2,165,674	0.50	January 15, 2011
	238,095	0.50	March 25, 2011

	9,345,229	$0.83	-

(b) Equity Transactions:

In January 2008, the Company issued 330,000 unrestricted common shares to a senior convertible debt holder who exercised his right to convert to common shares at $0.50 per share.

On February 11, 2008, certain employees exercised their option agreement to purchase 90,749 restricted common shares which had previously vested. The options were exercised at $0.228 per share. In lieu of cash receipt in the amount of $20,691, $15,675 was offset against a liability due to an employee/shareholder and the balance of $5,016 was charged to employee bonus expense.

On March 25, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.42 per share.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 4.	Capital Structure (continued)

(c) Share – Based Payments:

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

The Company's results for the period ended March 31, 2008 include share-based compensation expense totaling approximately $34,418. The options were granted on February 11, 2002 and July 14, 2006 and the vesting period ranges from immediately to 3 years. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses

Stock option compensation expense in 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

During 2008, the Company took into consideration guidance under FAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the three month periods were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2008	Three months ended March 31, 2007

Expected term (in years)	N/A	2.50 to 4.00
Expected stock price volatility	N/A	113% to 187%
Risk free interest rate	N/A	4.54% to 5.05%
Expected dividend yield	N/A	0%
Estimated fair value per option granted	N/A	$0.121 to $0.367

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 4. Capital Structure (continued)

A summary of the activity in the Company’s stock option plan for the three month period ended March 31, 2008 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2008	1,960,603	$0.47	4.49	$33,600
Options granted	—	—	—	—
Options cancelled	(182,108)	0.52	—	—
Options exercised	(90,749)	0.23	—	—

Balance, March 31, 2008	1,687,746	0.53	4.41	6,010

Exercisable, March 31, 2008	680,012	$0.45	2.94	$6,010

As of March 31, 2008, there was $49,798 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 1.50 years. The following is a summary of all stock options outstanding as of March 31, 2008.

Exercise Price	Number of options outstanding	Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$ 0.23	273,167	0.87	$0.23	273,167	$0.23
0.50	625,212	4.12	0.50	179,260	0.50
0.51	764,367	4.74	0.51	202,585	0.51
2.00	25,000	3.41	2.00	25,000	2.00
$ 0.23 - $2.00	1,687,746	4.41	$0.48	680,012	$0.45

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 5. Senior Convertible Notes

In connection with the January 2006 issuance of $3,500,000 of senior convertible notes, the Company has accounted for the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company had recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the initial difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000, the value of the notes. The debt discount is being amortized using the effective interest rate method over the life of the underlying debt accordingly; the effective interest rate for the debt is 507%. The cash paid of $300,720, the value of the warrants of $211,519 and the shares issued of $43,200 to the private agents and lawyers have been accounted as deferred financing cost and the warrants have been accounted as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.

The Company revalued the conversion option and the warrants as of March 31, 2008 at $0 and $28,674, respectively. During the three months ended March 31, 2008, the Company has recorded income of $325,670 from the change in value of these derivative instruments.

On January 31, 2008, the Company concluded the negotiations for the extension of the Senior Secured Note and on February 11, 2008, the final agreements were delivered to the Holder. The amendments are to its outstanding Senior Unsecured Note (the “Amended Note”) in the principal amount of $2,642,000 originally entered into on January 6, 2006. The Holder of the Amended Note, Victory Park Master Fund, Ltd., (the “Holder”) agreed to an extension of the maturity date until May 31, 2008. In exchange for waiving interest due and any technical defaults of the original Registration Rights Agreement and in exchange for the extension of the maturity date and the cancellation of the Class A Warrants to purchase up to 2,642,000 $0.001 par value common stock of the Company for an exercise price of $1.50 per share, the Company agreed to issue 900,000 restricted common shares to the Holder. The agreements also provide for the early prepayment of the Amended Note at a discount under certain circumstances. The revised interest rate of the Amended Note is 12% annually and the amendment also provides for the Holder to be granted a security interest in all of the Registrant’s assets. The Company initially valued the conversion option as of January 31, 2008 at $939,550 and revalued it at $278,099 and resulted in income of $661,451 from the change in value of this instrument.

On January 15, 2008, the Company issued (a) $973,583 principal amount of new senior convertible notes, and (b) warrants to purchase 2,165,674 shares of common stock, to 7 accredited investors. These convertible notes were utilized to pay other borrowings received amounting to $182,300, the settlement of short term loans payable of $780,000 and settlement of director dividends payable in the amount of $11,283 all of which was outstanding as of December 31, 2007. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share for one investor and $0.42 per share for the remaining investors, subject to adjustment. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. The Company initially valued the conversion option and warrants at $779,643 and $471,792, respectively. The Company revalued these at $541,419 and $240,525, respectively for the period ended March 31, 2008. This resulted in income of $469,491 from the change in value of these instruments.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 5. Senior Convertible Notes (continued)

On March 25, 2008, the Company issued (a) $100,000 principal amount of new senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. These convertible notes were utilized to pay $50,000 of short term borrowings existing as of December 31, 2007 and an additional $50,000 of short term borrowings received in January 2008. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable for three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. The Company initially valued the conversion option and warrants at $52,381 and $25,730, respectively. The Company revalued these at $0 and $30,673, respectively for the period ended March 31, 2008. This resulted in income of $47,438 from the change in value of this instrument. The investor exercised his right to convert the note into common shares on March 25, 2008 at $0.42 per share.

Note 6. Related Party Transactions

Included in accounts payable and accruals to related parties is an amount of $141,716 ($164,596 - December 31, 2007) due to an officer for services rendered during the period, representing unpaid compensation due to the officer. Also included in accrued liabilities to related parties at March 31, 2008 is an amount of $24,604 owing to a company directly controlled by the spouse of the CEO for consulting services rendered.

A person related to the CEO provided the Company with a short term loan amounting to $97,830, unsecured, payable upon demand and bearing interest at 21.5% per annum. This same person also provided a second short term loan for $195,660, secured by accounts receivables and a general security agreement, with a maturity of 3 months from drawdown date and interest of 2.5% per month.

A person related to the Company provided a short term loan amounting to $5,000, unsecured, with no formal repayment terms and no interest or penalty provisions.

Note 7. Commitments and Contingencies

Economic Dependency

For the three months ended March 31, 2008, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $175,000, $55,000 and $52,000 and accounts receivable from these customers as of March 31, 2008, aggregated $100,000, $50,000 and $49,000, respectively. The loss of any of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products. For the three months ended March 31, 2007, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer was approximately $31,000 and accounts receivable from this customer as of March 31, 2007, was $23,000.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and the Americas. The following table represents total product sales by geographic area:

	Three Months Ended March 31,
	2008	2007

United States	$320,000	$–
South and Central America, Caribbean and Australia	59,943	48,284
Europe	–	8,263
	$379,943	$56,547

All of the Company's long lived assets are located in the United States.

Employment Contracts

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

Note 8. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Three months ended March 31, 2008

Note 8. Fair Value Measurements (continued)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	$–	$-	$–	$-

Total Assets	$–	$-	$–	$-

Liabilities
Derivative Instrument ( See Note 5 )	$1,119,390	$-	$-	$1,119,390
Total Liabilities	$1,119,390	$-	$-	$1,119,390

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$354,344
Total gains or (losses) (realized/unrealized)
Included in earnings	765,046
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$1,119,390

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This form 10Q contains" forward-looking statements" within the meaning of section 27 A of the securities act of 1933 and section 21 of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this form 10Q that address activities, events or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. The words "anticipate," "assume," "believe,"" budget," "estimate,"" expect,"" forecast," "intend," "plan," "project," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear any number of places in this form 10Q and include statements about such matters as:

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

Current Business and Outlook

Phantom Fiber provides a wireless data delivery platform and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution across numerous mobile devices and network carriers. The Company’s customers include cellular network carriers, financial institutions, and several online gaming, horse racing, fixed odd game providers and sports book software companies. The focus for the companies initial 4 years has been on the gaming and entertainment sector. These clients include Finsoft PLC, Real-Time Gaming, Skill4Prizes, Bid Nation Ltd, Digital Gaming Solutions, Kiron Interactive, Bet Options, Dynamite Ideas, GTS, Orbis, and Parlay Entertainment. The Company also recently signed Scientific Games, Sports Acumen, Churchill Downs, YouBet and Phantom EFX in the US and Swiss Lottery and Electracade, both of which are European based companies, which broadens its European exposure and further expands its product offering both geographically and functionally. Over the past year the Company has expanded its sales and marketing efforts and has now secured clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), healthcare, logistics and distribution software providers, and the security and remote-monitoring industries.

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

Over the past 12 months from a technical perspective, Phantom Fiber continued to strengthen its core functions such as increasing performance, simplifying usage, expanding its device coverage to over 1,500 device types, and providing a more robust server architecture to allow clients to remotely monitor the performance and condition of the platform to ensure it remains up and running at all times. The Company also expanded its platform functionality with stronger video streaming technology and other analytical data to further differentiate its offering from any competition. It is the Company’s goal for 2008 to further exploit these key technical differentiators. Our market positioning in the gaming and entertainment sector remains strong as one of the dominant and recognized mobile solutions provider. Over the past 12 months the Company has secured and completed products in the financial sector. Therefore the goal for 2008 will be to expand geographically and on a product platform basis, further into the brokerage, banking and trading markets. With the geographic reach of our offices and ability to support phones indifferent of type or carrier, we believe we will make significant progress in this sector over the next 12 months. We have also targeted other market sectors that have a demand for not only a mobile application, but require the presentation and performance inherent to our product.

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

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $11,223,838 and shareholders’ deficit of $4,278,421 as at March 31, 2008. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts over the past twelve months have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. These efforts have allowed the Company to greatly reduce its ongoing losses and the Company believes it will be cash flow positive in 2008. Therefore management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve ongoing profitability.

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

Results of operations three months ended March 31, 2008 and March 31, 2007

In the first quarter of fiscal 2008 the loss from operations decreased by $264,178 to $243,277 from $507,455 in the first quarter of 2007. After the net impact of other income and expenses the net income for the quarter ended March 31, 2008 was $562,821 compared to a net income of $687,932 for the same period in the preceding year, a decrease of $125,111.

Revenue

Total revenue increased by $323,396 from $56,547 for the quarter ended March 31, 2007 to $379,943 for the quarter ended March 31, 2008, an increase of 572%. Professional services revenue increased by $324,080 from $3,846 in the first quarter of 2008 to $327,926 in the first quarter of fiscal 2008. This increase is due to the addition of new customers. User fees and royalties decreased $684 from $52,701 in the first quarter of 2007 to $52,017 in the first quarter of 2008.

Operating expenses

Total operating expenses increased $59,218 from $564,002 for the quarter ended March 31, 2007 to $623,220 for the quarter ended March 31, 2008, an increase of 10%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $39,032 to $300,180 in the first quarter of 2008 from $261,148 in the same period in the prior year. R&D salaries and benefits paid to develop products and assist in implementation increased from $283,375 in 2007 to $344,895 in 2008 an increase of $61,520 (22%). This increase is due to salary increases for a number of staff and recent hirings early in the first quarter of 2008. Research and development tax credits increased by $23,828 from $25,665 in 2007 to $49,493 in 2008.

Sales and marketing

Total sales and marketing expenses decreased by $39,696 to $72,551 in the first quarter of fiscal 2008 from $112,247 in the previous year representing a decrease of 35%. Sales and marketing employee share based compensation decreased by $5,850 (9%) from $64,416 in 2007 to $58,566 in 2008. Travel and entertainment expenses decreased $10,205 in the first quarter of 2008 over the same period in 2007. Public relations expense also decreased by $25,322 from $8,711 in 2007 to ($16,611) in 2008 as a result of no longer using the services of a firm in New York and reversing an accrual for services not rendered.

General and administrative expenses

The Company’s general and administrative expenses increased to $250,489 for the three months ended March 31, 2008 from $190,607 for the same period last year an increase of $59,882. Accounting and audit expense increased $20,401 from $15,592 in 2007 to $35,993 in 2008 as a result of higher than expected year end costs. Professional fees increased by $31,421 from $12,130 in 2007 to $43,551 in 2008. This is due to legal fees incurred to renegotiate convertible debt and fees paid to consultants not used in the prior year. Director’s compensation increased $5,931 from $19,459 in 2007 to $25,390 in 2008 due to the timing of changes of the directors. Rent and utilities increased by $4,638 from $25,594 in 2007 to $30,232 in 2008 due to contractual annual increase in rent and normal increases in utility costs.

Other income and expenses

During the first quarter of 2008 holders of senior convertible debt exercised the conversion feature resulting in interest on accretion in the amount of $77,200 being recognized. An additional $9,783 of interest on accretion of senior convertible debt was recognized for the period in which the debt remained outstanding. The Company recognized a net gain for change in value of $1,226,198 related to the derivative instruments associated with the convertible debt issued by the Company. The financing costs associated with the senior convertible debt were deferred and fully amortized as of the end of 2007. The Company had also secured short term financing of $830,000 which resulted in warrants being issued and resulted in deferred financing costs of $301,547 being recognized. Amortization for warrants issued for financing costs amounted to $4,717 during the current quarter and are now fully amortized.

Liquidity and Capital Resources

The Company’s working capital deficiency was $5,440,537 at December 31, 2007 and $3,504,637 at March 31, 2008. The change in working capital was primarily the result of a decrease in short term and other borrowings of $986,300 which were converted into convertible debt, a decrease in accrued liabilities of $379,791, a change in value of derivative instruments of $45,571 and a change in senior convertible notes of $634,775 due to refinancing. The Company’s net accounts receivable increased $190,656 due to new customers and the investment tax credit receivable reduced by $161,414 due to payment received for prior year’s returns. The Company had cash and cash equivalents of $12,301 compared with cash and cash equivalents of $44,642 at the end of the prior year.

For the period ended March 31, 2008, cash used in operating activities totaled $124,294. This amount compares to $469,982 used in operations in the first three months of 2007.

Cash provided from financing activities amounted to $70,395 which was comprised of proceeds from short term borrowings of $76,000 less repayment of capital lease obligations of $5,605.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company’s annual audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. See Form 10-KSB for the year ended December 31, 2007.

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

DATE: May 20, 2008	BY:	/s/ Jeffery Halloran
Jeffery Halloran
President/CEO/Director