Form 10-Q
period 2008-06-30
PHANTOM FIBER CORP
filed 2008-08-19
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2008: 19,350,433 shares of common stock.

Phantom Fiber Corporation

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
Condensed Consolidated Balance Sheets
As at June 30, 2008 and December 31, 2007

	June 30,	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$—	$44,642
Accounts receivable – net of allowance for doubtful accounts of $0 and $21,000 for 2008 and 2007, respectively	219,660	109,504
Investment tax credit receivable	198,000	285,545
Prepaid expenses and other receivables	39,221	7,668
Total current assets	456,881	447,359

Property and Equipment - net	28,578	48,655

Other Assets:
Prepaid expenses and security deposits	46,597	15,020
Deferred financing costs – net	29,940	4,717
TOTAL ASSETS	$561,996	$515,751

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank overdraft	$45,432	$—
Accounts payable	198,327	129,628
Payroll taxes payable	358,469	—
Accrued expenses	529,970	854,452
Accounts payable and accrued liabilities to related parties	290,280	280,262
Unearned revenue	258,583	129,229
Short term borrowings	196,000	830,000
Short term borrowings – related party	297,000	305,820
Other borrowings	—	182,300
Current portion of obligation under capital leases	11,432	14,861
Derivative instruments	13,652	354,344
Senior convertible note	574,970	2,807,000
Total current liabilities	2,774,115	5,887,896

Long-Term Liabilities:
Obligation under capital leases – net of current portion	3,605	8,764
Derivative instruments	2,029,420	—
Senior convertible note	1,013,752	—
TOTAL LIABILITIES	5,820,892	5,896,660

COMMITMENTS AND CONTINGENCIES

Stockholders’ (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 19,350,433 shares, issued and outstanding; (17,391,589 shares, December 31, 2007).	19,350	17,391
Additional paid-in capital	7,059,729	6,447,463
Accumulated deficit	(12,295,788)	(11,786,659)
Accumulated other comprehensive (loss)	(42,187)	(59,104)
Total stockholders’ (deficit)	(5,258,896)	(5,380,909)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$561,996	$515,751

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Six month periods ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Revenues
Professional services	$389,310	$28,890
User fees and royalties	128,368	97,667

	517,678	126,557
Operating expenses
Research and development	535,006	502,076
Sales and marketing	184,182	214,317
General and administrative	493,877	424,400

Total operating expenses	1,213,065	1,140,793

Loss from operations	(695,387)	(1,014,236)
Other income (expenses)
Gain on disposal of marketable securities	—	3,861
Gain on restructuring of senior convertible notes	140,755	—
Amortization of deferred financing costs	(4,717)	(204,929)
Change in fair value of derivative instruments	1,172,332	1,295,530
Interest expense	(63,251)	(91,491)
Interest on accretion of senior convertible debt	(1,071,789)	(593,367)
Interest income	346	1,901
Gain (loss) on foreign exchange	12,582	(12,258)
Loss before provision for income taxes	(509,129)	(614,989)
Provision for income taxes	—	—
Net loss	(509,129)	(614,989)

Other comprehensive income (loss)
Unrealized gain on marketable securities	—	24,999
Foreign exchange translation gain (loss)	16,917	(61,086)
	16,917	(36,087)
Comprehensive loss	$(492,212)	$(651,076)
Net loss per share
Basic and diluted:	$(0.03)	$(0.04)

Weighted average shares outstanding
Basic and diluted	18,442,499	17,010,951

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Revenues
Professional services	$61,384	$25,044
User fees and royalties	76,351	44,966

	137,735	70,010

Operating expenses
Research and development	234,826	240,928
Sales and marketing	111,632	102,070
General and administrative	243,388	233,793

Total operating expenses	589,846	576,791

Loss from operations	(452,111)	(506,781)

Other income (expenses)
Gain on disposal of marketable securities	—	3,861
Amortization of deferred financing costs	—	(128,645)
Change in fair value of derivative instruments	(53,866)	(287,767)
Interest expense	(47,468)	(46,232)
Interest on accretion of senior convertible debt	(515,031)	(326,029)
Interest income	346	62
Loss on foreign exchange	(3,820)	(11,390)
Loss before provision for income taxes	(1,071,950)	(1,302,921)
Provision for income taxes	—	—
Net loss	(1,071,950)	(1,302,921)
Other comprehensive income (loss)
Unrealized gain on marketable securities	—	24,999
Foreign exchange translation loss	(4,641)	(54,116)
	(4,641)	(29,117)
Comprehensive loss	$(1,076,591)	$(1,332,038)
Net loss per share
Basic and diluted:	$(0.06)	$(0.08)

Weighted average shares outstanding
Basic and diluted	19,165,818	17,113,100

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Six month periods ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(509,129)	$(614,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,227	211,094
Gain on sale of securities	—	(3,861)
Stock-based compensation expense	54,182	167,192
Fair value adjustment on derivative instruments	(1,172,332)	(1,295,530)
Stock issued in lieu of payment of bonus	5,016	—
Accretion of interest expense (convertible notes)	1,071,789	593,367
Common stock issued as restructuring debt charge	198,000	—
Forgiveness of accrued interest on convertible notes and short term borrowing	(101,250)	—
Common stock issued for services	—	21,600
Waive of interest due as restructuring debt credit	(338,755)	—
Bank overdraft	45,432	—
Bad debt expense	(20,610)	(19,001)

Increase (decrease) in cash flows as a result of changes in assets and liability account balances:
Accounts receivable	(89,546)	(9,589)
Investment tax credit receivable	87,545	249,874
Prepaid expenses and other receivables	13,222	(10,686)
Accounts payable and accrued liabilities	562,414	126,772
Unearned revenue	129,354	31,611
Net cash used in operating activities	(36,441)	(552,146)

Cash Flows From Investing Activities
Proceeds from sale of marketable securities	—	12,420
Net cash provided by investing activities	—	12,420

Cash Flows From Financing Activities
Repayment of senior convertible notes	(237,590)	—
Cost of refinancing senior convertible notes	(29,940)	—
Repayment of capital lease obligation	(8,588)	(9,011)
Proceeds from short term borrowings	251,000	583,290
Net cash (used in) provided by financing activities	(25,118)	574,279
Foreign currency translation gain (loss)	16,917	(61,086)
Decrease in cash	(44,642)	(26,533)
Cash, beginning of period	44,642	29,864
Cash, end of period	$—	$3,331

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Six month periods ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Interest paid	$7,204	$19,495

Non cash transactions:
Common shares and warrants issued for investor relation services	76,352	—
Stock based compensation recorded as deferred finance expense	—	266,543
Short term borrowings and accrued interest converted to convertible debt	1,073,583	—
Conversion and warrants derivative liabilities recorded as a reduction in senior convertible note	2,861,060	—
Common shares issued on conversion of debenture	265,000	143,500
Common shares issued in settlement of related party’s accrued expense	15,675	—

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

Note 1. Description of Business and Basis of Presentation

a)	Description of Business

The business of Phantom Fiber Corporation (the “Company” ) is conducted through its wholly-owned Canadian subsidiary Phantom Fiber Inc. headquartered in Toronto, Canada.

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

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $12,295,788 as at June 30, 2008. In addition, the Company is delinquent in the remittance of payroll taxes totaling $358,469 withheld from employees as of June 30, 2008. Beginning August 29, 2008, the Company must pay $55,000 for the next twenty months, to the holder of a senior convertible note and 10% of monthly revenues which exceed $600,000 per month. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the Company to continue operations unhindered. During 2008, management has been in discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to generate profits. Management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve ongoing profitability.

Note 2. Summary of Significant Accounting Policies

a)	Basis of Presentation:

The accompanying unaudited financial statements as of, and for the six month periods ended June 30, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2007, is derived from Phantom Fiber Corporation (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any other portion thereof.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

Note 2. Summary of Significant Accounting Policies (continued)

b)	Net loss per share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as at June 30, 2008 and 2007, have been excluded from the per share computation because they were antidilutive.

	Six months ended June 30, 2008	Six months ended June 30, 2007
Stock options	32,831	126,650
Warrants	0	0
Convertible notes payable	11,783,314	5,917,436

Basic and diluted loss per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted income (loss) per share for the periods ended June 30, 2008 and 2007, respectively:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss to common shareholders	$(509,129)	$(614,989)	$(1,071,950)	$(1,302,921)
(Deduct)/Add:
Mark-to-market gain-derivative liability	(1,172,332)	(1,295,530)	53,866	287,767
Interest on convertible debt	1,071,789	593,367	515,031	326,029
Net loss to common shareholders and assumed conversion	$(609,672)	$(1,317,152)	$(503,053)	$(689,125)
Denominator:
Share reconciliation:
Weighted average shares used for basic loss per share	18,442,499	17,010,951	19,165,818	17,113,100
Weighted average shares used for diluted loss per share	18,442,499	17,010,951	19,165,818	17,113,100
Net loss per share:
Basic and diluted:	$(0.03)	$(0.04)	$(0.06)	$(0.08)

c)	Comprehensive loss

Comprehensive loss includes the net exchange differences arising from the translation of our Canadian dollar denominated subsidiary into US dollars.

Foreign Exchange Translation Gain (Loss)
Beginning balance, January 1, 2008	$(59,104)
Foreign exchange translation gain	16,917
Balance June 30, 2008	$(42,187)

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

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
Six months ended June 30, 2008

Note 2. Summary of Significant Accounting Policies (continued)

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

f)	Reclassification

Certain prior year amounts have been reclassified to conform to the financial statement presentation adopted in the current period.

Note 3. Short Term Borrowings and Short Term Borrowings – Related Party

	June 30	December 31
	2008	2007
Loan from an unrelated party, with no specified repayment date and no interest or penalty provisions.	$21,000	$—

Loan from unrelated parties, repayable 6 months from receipt with no interest or penalty provisions.	175,000	—

Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10% plus 3 year warrants to purchase 1,150,000 common shares at $0.50 per share with registration rights of unlimited piggyback. Interest rate is 15% if not repaid within the 180 days and an extension fee of 100,000 warrants for each $100,000 increment loaned. As of December 31, 2007, three term loans were not paid within the 180 day period, however, the investor had previously waived his right to the additional warrants and in January 2008 waived the additional interest. In January 2008, $400,000 of these term loans and in March 2008 the remaining $50,000 were settled by issuance of convertible debt as described in Note 5.
	—	450,000

Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10% per annum. Interest rate is 15% per annum if not repaid within the 180 days. In January 2008, these term loans were settled by issuance of convertible debt as described in Note 5.	—	380,000
Total	$196,000	$830,000

Advance from a related party, repayable on demand, unsecured, bearing interest at 21.5% per annum.	99,000	101,940

Advance from a related party, repayable 3 months from drawdown date, secured and bearing interest at 2.5% per month. This advance is past due, however, requires no additional interest or penalty.	198,000	203,880
Total	$297,000	$305,820

The above advances were from a person related to the CEO of the Company. The Company recorded interest expense of $37,949 and $34,498 on related party borrowings for the six months ended June 30, 2008 and 2007, respectively.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

Note 4. Capital Structure

(a)	Warrants:

The composition and exercise prices of the warrants outstanding at June 30, 2008 are as follows:

	Number	Weighted average
	of warrants	exercise price	Expiration Date

January 1, 2008	9,602,093	$1.09
Warrants granted	2,703,769	0.50
Warrants expired	(5,402,633)	(1.06)

June 30, 2008	6,903,229	$0.93

Comprised of:
	300,000	$2.00	July 20, 2008
	250,000	4.00	December 15, 2010
	1,249,730	0.56	January 9, 2009
	1,249,730	1.50	January 9, 2009
	300,000	0.50	April 18, 2010
	300,000	0.50	May 18, 2010
	300,000	0.50	June 12, 2010
	150,000	0.50	October 10, 2010
	100,000	0.50	October 24, 2010
	2,165,674	0.50	January 15, 2011
	238,095	0.50	March 25, 2011
	100,000	0.40	May 12, 2010
	100,000	0.60	May 12, 2010
	100,000	0.80	May 12, 2010

	6,903,229	$0.93

(b)	Equity Transactions:

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

In March 2008, the Company issued 900,000 restricted common shares to a senior convertible debt holder as part of restructuring the convertible debt. See Note 5 for further explanation.

On March 25, 2008, the Company issued 238,095 restricted common shares to this investor who exercised his right to convert to common shares at $0.42 per share.

On May 12, 2008, the Company issued 400,000 restricted common shares, 100,000 warrants with an exercise price of $0.40 per share, 100,000 warrants with an exercise price of $0.60 per share and 100,000 warrants with an exercise price of $0.80 per share. The fair value of these equity awards of $76,352 were issued in payment of investor relation services and will be recognized as an expense over the 24 month contract period.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

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

The Company's results for the six and three months ended June 30, 2008 and 2007 include share-based compensation expense of $54,182, $19,764 and $167,192, $58,896, respectively. The options were granted on February 11, 2002 and July 14, 2006 and the vesting period ranges from immediately to 3 years. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses

Stock option compensation expense in 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

During 2008, the Company took into consideration guidance under FAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The fair value of options granted during the six month periods were estimated using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2008	Six months ended June 30, 2007

Expected term (in years)	N/A	2.50 to 4.00
Expected stock price volatility	N/A	113% to 187%
Risk free interest rate	N/A	4.54% to 5.05%
Expected dividend yield	N/A	0%
Estimated fair value per option granted	N/A	$0.121 to $0.367

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

Note 4. Capital Structure (continued)

A summary of the activity in the Company’s stock option plan for the six month period ended June 30, 2008 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2008	1,960,603	$0.47	4.49	$33,600
Options granted	—	—	—	—
Options cancelled	(303,022)	0.46	—	—
Options exercised	(90,749)	0.23	—	—

Balance, June 30, 2008	1,566,832	0.48	4.28	13,871

Exercisable, June 30, 2008	923,685	$0.46	2.84	$13,871

As of June 30, 2008, there was $30,034 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 1.25 years. The following is a summary of all stock options outstanding as of June 30, 2008.

Exercise Price	Number of options outstanding	Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$0.23	266,750	1.12	$0.23	266,750	$0.23
0.50	580,292	4.01	0.50	452,055	0.50
0.51	694,790	4.75	0.51	179,880	0.51
2.00	25,000	3.41	2.00	25,000	2.00
$0.23 - $2.00	1,566,832	4.28	$0.48	923,685	$0.46

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

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

The Company revalued the conversion option and the warrants as of June 30, 2008 at $0 and $13,652, respectively. During the six months ended June 30, 2008, the Company has recorded income of $340,692 from the change in value of these derivative instruments.

On January 31, 2008, the Company concluded the negotiations for the extension of the Senior Secured Note and on February 11, 2008, the final agreements were delivered to the Holder. The amendments are to its outstanding Senior Unsecured Note (the “Amended Note”) in the principal amount of $2,642,000 originally entered into on January 6, 2006. The Holder of the Amended Note, Victory Park Master Fund, Ltd., (the “Holder”) agreed to an extension of the maturity date until May 31, 2008. In exchange for waiving interest due and any technical defaults of the original Registration Rights Agreement and in exchange for the extension of the maturity date and the cancellation of the Class A Warrants to purchase up to 2,642,000 $0.001 par value common stock of the Company for an exercise price of $1.50 per share, the Company agreed to issue 900,000 restricted common shares to the Holder. The agreements also provide for the early prepayment of the Amended Note at a discount under certain circumstances. The revised interest rate of the Amended Note is 12% annually and the amendment also provides for the Holder to be granted a security interest in all of the Registrant’s assets. The Company initially valued the conversion option as of January 31, 2008 at $939,550 which was fully recognized in income as of May 31, 2008. The conversion option exercise price is $0.25. Effective May 31, 2008, the Company paid the Holder $250,000 towards the principal, accrued interest and expenses resulting in a revised principal balance of $2,404,410, accrued interest owing of $95,649 and accrued expenses owing of $29,940. Victory Park Master Fund, Ltd., (the “Holder”) agreed to a second extension of the maturity date until May 31, 2010. The agreement provides for monthly payments of $55,000 beginning on August 29, 2008 and beginning on July 10, 2008 and the tenth day of each month following until maturity, the Company will pay an amount equal to 10% of the previous calendar month gross revenue provided that the resulting amount is greater than $60,000. The agreement also calls for weekly and monthly reporting to be reviewed by a third party consultant. The lender also agrees to return for cancellation, Class A warrants to purchase up to 2,642,000 $0.001 par value common stock of the Company for an exercise price of $0.56 per share. The Company initially valued the conversion option at $869,816 and revalued these at $1,507,104 for the period ended June 30, 2008. This resulted in an expense of $637,288 from the change in value of these instruments.

On January 15, 2008, the Company issued (a) $973,583 principal amount of new senior convertible notes, and (b) warrants to purchase 2,165,674 shares of common stock, to 7 accredited investors. These convertible notes were utilized to pay other borrowings received amounting to $182,300, the settlement of short term loans payable of $780,000 and settlement of director dividends payable in the amount of $11,283 all of which was outstanding as of December 31, 2007. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share for one investor and $0.42 per share for the remaining investors, subject to adjustment. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. The Company initially valued the conversion option and warrants at $779,643 and $471,792, respectively. The Company revalued these at $215,665 and $274,826, respectively for the period ended June 30, 2008. This resulted in income of $807,229 from the change in value of these instruments.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

Note 5. Senior Convertible Notes (continued)

On March 25, 2008, the Company issued (a) $100,000 principal amount of new senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. These convertible notes were utilized to pay $50,000 of short term borrowings existing as of December 31, 2007 and an additional $50,000 of short term borrowings received in January 2008. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable for three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. The Company initially valued the conversion option and warrants at $52,381 and $25,730, respectively. The Company revalued these at $0 and $31,825, respectively for the period ended June 30, 2008. This resulted in income of $46,286 from the change in value of this instrument. The investor exercised his right to convert the note into common shares on March 25, 2008 at $0.42 per share.

Note 6. Related Party Transactions

Included in accounts payable and accruals to related parties is an amount of $144,144 ($164,596 – December 31, 2007) due to an officer for services rendered during the period, representing unpaid compensation due to the officer. Also included in accrued liabilities to related parties at June 30, 2008 is an amount of $29,062 owing to a company directly controlled by the spouse of the CEO for consulting services rendered. A person related to the CEO also provided the Company with short term loans resulting in accrued interest owing of $117,074.

Note 7. Commitments and Contingencies

Economic Dependency

For the six months ended June 30, 2008, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $85,000, $274,000 and $100,000 and accounts receivable from these customers as of June 30, 2008, aggregated $38,000, $66,000 and $1,000, respectively. The loss of any of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products. For the six months ended June 30, 2007, sales to two customers was in excess of 10% of the Company's total sales. Sales to these customers were approximately $57,000 and $33,000 and accounts receivable from these customers as of June 30, 2007, was $17,000 and $33,000 respectively.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Six months ended June 30, 2008

Note 7. Commitments and Contingencies (continued)

SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and the Americas. The following table represents total product sales by geographic area:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

United States	$424,000	$—	$104,000	$—
South and Central America, Caribbean and Australia	93,678	79,578	33,735	31,294
Europe	—	46,979	—	38,716
	$517,678	$126,557	$137,735	$70,010

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
Six months ended June 30, 2008

Note 8. Fair Value Measurements (continued)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	$—	$-	$—	$-

Total Assets	$—	$-	$—	$-

Liabilities
Derivative Instrument ( See Note 5 )	$2,043,072	$-	$-	$2,043,072
Total Liabilities	$2,043,072	$-	$-	$2,043,072

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance	$354,344
Total gains or (losses) (realized/unrealized)
Included in earnings	1,688,728
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$2,043,072

Note 9. Subsequent Events

In July 2008, the Company negotiated short term financing of $115,000. The terms of the loans are 180 days from receipt with no provision for interest or penalties. Also in July, the Company negotiated additional short term financing of $25,000. The term of this loan is 22 days. The cost of this agreement is 3 year warrants to purchase 125,000 common shares at $0.20 per share. There is no provision for interest or penalties.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This form 10-Q contains" forward-looking statements" within the meaning of section 27 A of the securities act of 1933 and section 21 of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this form 10-Q that address activities, events or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward looking statements. The words "anticipate," "assume," "believe,"" budget," "estimate,"" expect,"" forecast," "intend," "plan," "project," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear any number of places in this form 10-Q and include statements about such matters as:

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

Current Business and Outlook

Phantom Fiber provides a wireless data delivery platform and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution across numerous mobile devices and network carriers. The Company’s customers include cellular network carriers, financial institutions, and several online gaming, horse racing, fixed odd game providers and sports book software companies. The focus for the companies initial 4 years has been on the gaming and entertainment sector. These clients include Finsoft PLC, Real-Time Gaming, Bid Nation, Digital Gaming Solutions, Kiron Interactive, Bet Options, Dynamite Ideas, GTS, Orbis, and Parlay Entertainment. The Company also recently signed Scientific Games, Sports Acumen, Churchill Downs, YouBet and Phantom EFX in the US and Swiss Lottery and Electracade, both of which are European based companies, which broadens its European exposure and further expands its product offerings both geographically and functionally. Over the past year the Company has expanded its sales and marketing efforts and has now secured clients in the financial and mobile payments vertical (such as FireOne, Citadel, and Navaho Networks), healthcare, logistics and distribution software providers, and the security and remote-monitoring industries.

In the past quarter Phantom Fiber has expanded into verticals outside of Gaming and Entertainment. As previously disclosed the Company has focused on the Finance and Healthcare sectors. In the past Quarter Phantom Fiber has successfully deployed a real time foreign exchange trading application for FX Solutions and a personal healthcare management system with My Medical Records. The Company also secured a contract with GTX Corp to develop a Personal Location System which has numerous applications including pari-mutual, lottery, athletic applications and several personal location tracking applications.

Phantom Fiber’s licensing models are determined by customers that can sustain a client base greater then 10,000 mobile users. In such cases, we typically enter into exclusive multi-year, revenue-sharing agreements, under which subscribers use Phantom Fiber’s technology to offer services or functions such as games, content or various other features with the ability to transact to their existing data servers. The subscribers are charged a monthly user fee or percentage of the revenues generated from those clients. Phantom Fiber does not produce or distribute any game related or wagering software or content, it strictly provides a mobile transport layer that delivers encrypted packets over the cellular networks on behalf of a hosting client. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

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

The Company’s goal for this upcoming year will be to continue its focus on market penetration in vertical markets in which we are recognized. The Company will continue to deploy the backlog of sites it has amassed through its existing contracts and to work much closer with its partners in assisting them in the marketing of a mobile product. Each client signed usually represents several operators or sites who license our partners’ software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which make up the companies backlog. In order to address this backlog the Company focused on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. It has also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $12,295,788 and shareholders’ deficit of $5,258,896 as at June 30, 2008. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts over the past twelve months have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. These efforts have allowed the Company to greatly reduce its ongoing losses and the Company believes it will be cash flow positive in 2008. Therefore management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve ongoing profitability.

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

Results of operations for the three months ended June 30, 2008 and June 30, 2007

In the second quarter of fiscal 2008 the loss from operations decreased by $54,670 to $452,111 from $506,781 in the second quarter of 2007. After the net impact of other income and expenses the net loss for the quarter ended June 30, 2008 was $1,071,950 compared to a net loss of $1,302,921 for the same period in the preceding year, a decrease of $230,971.

Revenue

Total revenue increased by $67,725 from $70,010 for the quarter ended June 30, 2007 to $137,735 for the quarter ended June 30, 2008, an increase of 97%. Professional services revenue increased by $36,340 from $25,044 in the second quarter of 2007 to $61,384 in the second quarter of fiscal 2008. This increase is due to the addition of new customers. User fees and royalties increased $31,385 from $44,966 in the second quarter of 2007 to $76,351 in the second quarter of 2008.

Operating expenses

Total operating expenses increased $13,055 from $576,791 for the quarter ended June 30, 2007 to $589,846 for the quarter ended June 30, 2008, an increase of 2%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs decreased by $6,102 to $234,826 in the second quarter of 2008 from $240,928 in the same period in the prior year. R&D salaries and benefits paid to develop products and assist in implementation increased from $267,917 in 2007 to $300,352 in 2008 an increase of $32,435 (12%). This increase is due to salary increases for a number of staff and recent hirings early in the first quarter of 2008. Research and development tax credits increased $40,119 from $32,361 in 2007 to $72,480 in 2008.

Sales and marketing

Total sales and marketing expenses increased by $9,562 to $111,632 in the second quarter of fiscal 2008 from $102,070 in the previous year representing an increase of 9%. Sales and marketing salary and benefits decreased by $8,726 (12%) from $73,943 in 2007 to $65,217 in 2008 primarily due to decreased share based compensation cost. Travel and entertainment expenses decreased $6,778 in the second quarter of 2008 over the same period in 2007. Public relations expense increased by $16,323 from $288 in 2007 to $16,611 in 2008 as a result of using of a new investor relation firm. Bad debt expense increased $9,107 to $9,155 in 2008 from $48 in 2007.

General and administrative expenses

The Company’s general and administrative expenses increased to $243,388 for the three months ended June 30, 2008 from $233,793 for the same period last year an increase of $9,595. Salaries and payroll costs increased $25,152 from $104,368 in 2007 to $129,520 in 2008 due to penalties and interest on unpaid payroll taxes. Director’s compensation decreased $18,083 from $28,368 in 2007 to $10,285 in 2008 due primarily to no stock options being awarded. Accounting and audit expense decreased $9,760 from $31,124 in 2007 to $21,364 in 2008. Other professional fees increased by $12,125 from $17,665 in 2007 to $29,790 in 2008. This is due to legal fees incurred to renegotiate convertible debt and fees paid to consultants not used in the prior year. Amortization expense increased from $3,353 in 2007 to $11,721 in 2008, an increase of $8,368. Consulting services decreased from $4,495 in 2007 to $(79) in 2008, a decrease of $4,574 due to reduced dependency on outside services. Filing fees decreased $5,296 from $5,540 in 2007 to $244 in 2008.

Other income and expenses

Interest on accretion of senior convertible debt was recognized in the amount of $515,031 for the second quarter of 2008 compared to $326,029 for the same period in 2007, an increase of $189,002. The Company recognized a net loss for change in value of $53,866 related to the derivative instruments associated with the convertible debt issued by the Company.

Results of operations for the six months ended June 30, 2008 and June 30, 2007

In the first six months of fiscal 2008 the loss from operations decreased by $318,849 to $695,387 from $1,014,236 in the first six months of 2007. After the net impact of other income and expenses the net loss for the period ended June 30, 2008 was $509,129 compared to a net loss of $614,989 for the same period in the preceding year, a decrease of $105,860.

Revenue

Total revenue increased by $391,121 from $126,557 for the six months ended June 30, 2007 to $517,678 for the six months ended June 30, 2008, an increase of 309%. Professional services revenue increased by $360,420 from $28,890 in the first six months of 2008 to $389,310 in the first six months of fiscal 2008. This increase is due to the addition of new customers. User fees and royalties increased $30,701 from $97,667 in the first six months of 2007 to $128,368 in the first six months of 2008 as a result of new customers which are now operational.

Operating expenses

Total operating expenses increased $72,272 from $1,140,793 for the six months ended June 30, 2007 to $1,213,065 for the six months ended June 30, 2008, an increase of 6%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $32,930 to $535,006 in the first six months of 2008 from $502,076 in the same period in the prior year. R&D salaries and benefits paid to develop products and assist in implementation increased from $551,292 in 2007 to $645,246 in 2008 an increase of $93,954 (17%). This increase is due to salary increases for a number of staff and recent hiring early in the first quarter of 2008. Research and development tax credits increased by $63,947 from $58,026 in 2007 to $121,973 in 2008.

Sales and marketing

Total sales and marketing expenses decreased by $30,135 to $184,182 in the first six months of fiscal 2008 from $214,317 in the previous year representing a decrease of 14%. Sales and marketing salaries and benefits decreased by $14,575 (11%) from $138,358 in 2007 to $123,783 in 2008. Travel and entertainment expenses decreased $20,360 in the first six months of 2008 over the same period in 2007.

General and administrative expenses

The Company’s general and administrative expenses increased to $493,877 for the six months ended June 30, 2008 from $424,400 for the same period last year an increase of $69,477. Salaries and payroll costs increased $22,772 from $197,694 in 2007 to $220,466 in 2008 due to penalties and interest on unpaid payroll taxes. Director’s compensation decreased $12,153 from $47,827 in 2007 to $35,674 in 2008 due primarily to no stock options being awarded. Accounting and audit expense increased $10,641 from $46,716 in 2007 to $57,357 in 2008. Professional fees increased by $43,546 from $29,795 in 2007 to $73,341 in 2008. This is due to legal fees incurred to renegotiate convertible debt and fees paid to consultants not used in the prior year. Amortization increased from $6,497 in 2007 to $23,510 in 2008, an increase of $17,013. Filing fees decrease from $13,062 in 2007 to $1,680 in 2008, a decrease of $11,382.

Other income and expenses

Interest on accretion of senior convertible debt was recognized in the amount of $1,071,789 for the first six months of 2008 compared to $593,367 for the same period in 2007, an increase of $478,422. The Company recognized a net loss for change in value of $1,172,332 related to the derivative instruments associated with the convertible debt issued by the Company.

Liquidity and Capital Resources

The Company’s working capital deficiency was $5,440,537 at December 31, 2007 and $2,317,234 at June 30, 2008. The change in working capital was primarily the result of a decrease in short term and other borrowings of $825,120 which were converted into convertible debt, a decrease in accrued liabilities of $324,482, an increase in accounts payable of $427,168, a change in value of derivative instruments of $340,692 and a change in senior convertible notes of $2,232,030 due to refinancing. The Company’s net accounts receivable increased $110,156 due to new customers and the investment tax credit receivable reduced by $87,545 due to payment received for prior year’s returns. The Company had a bank overdraft of $45,432 compared with cash and cash equivalents of $44,642 at the end of the prior year.

For the period ended June 30, 2008, cash used in operating activities totaled $36,441. This amount compares to $552,146 used in operations in the first six months of 2007.

Cash used in financing activities amounted to $25,118 which was comprised of proceeds from short term borrowings of $251,000 less repayment of capital lease obligations of $8,588 and repayment of senior convertible notes of $237,590 and cost of refinancing senior convertible notes of $29,940.

Future Cash Requirements and Uncertainties Regarding Our Liquidity

Future Cash Requirements

Our primary future cash requirements will be to repay short-term borrowings, delinquent payroll taxes payable, convertible notes payable and fund general operating costs of the Company.

Uncertainties Regarding Our Liquidity

We do not expect to generate sufficient cash from operations and will need to incur additional debt or issue equity financing. If we are unable to obtain additional third-party financing in the future and our operations do not generate sufficient cash we will be unable to continue as a going concern.

We believe the following uncertainties exist regarding our liquidity:

☐
Ability to Increase Revenue—Our ability to generate cash from operating activities will be a primary source of our liquidity. If our revenues were to decline, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected. Our capacity to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

☐
External Financing— If the Company is unable to raise additional cash through debt or equity financing it will be unable to satisfy its current liabilities, including short-term and convertible debt borrowings.

Recent Accounting Pronouncements

 See Note 2 "Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

DATE: August 19, 2008	BY:	/s/ Jeffery Halloran
Jeffery Halloran
President/CEO/Director