Form 10-Q
period 2008-09-30
PHANTOM FIBER CORP
filed 2008-11-20
CIK 49397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 20, 2008 - 21,860,433 shares of common stock.

Phantom Fiber Corporation

Phantom Fiber Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets
As at September 30, 2008 and December 31, 2007

	September 30,	December 31
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$—	$44,642
Accounts receivable – net of allowance for doubtful accounts of $0 and $21,000 for 2008 and 2007, respectively	221,637	109,504
Investment tax credit receivable	233,872	285,545
Prepaid expenses and other receivables	37,775	7,668
Total current assets	493,284	447,359

Property and Equipment - net	18,540	48,655

Other Assets:
Prepaid expenses and security deposits	33,538	15,020
Deferred financing costs – net	23,951	4,717
TOTAL ASSETS	$569,313	$515,751

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank overdraft	$59,302	$—
Accounts payable	157,274	129,628
Payroll taxes payable	469,943	—
Accrued expenses	525,720	854,452
Accounts payable and accrued liabilities to related parties	320,420	280,262
Unearned revenue	297,520	129,229
Short term borrowings	316,000	830,000
Short term borrowings - related party	166,221	305,820
Other borrowings	—	182,300
Current portion of obligation under capital leases	8,740	14,861
Derivative instruments	—	354,344
Senior convertible note	679,510	2,807,000
Total current liabilities	3,000,650	5,887,896

Long-Term Liabilities:
Obligation under capital leases – net of current portion	2,685	8,764
Derivative instruments	689,972	—
Senior convertible note	1,017,338	—
TOTAL LIABILITIES	4,710,645	5,896,660

COMMITMENTS AND CONTINGENCIES

Stockholders’ (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 21,861,433 shares, issued and outstanding; (17,391,589 shares, December 31, 2007).	21,860	17,391
Additional paid-in capital	7,535,058	6,447,463
Accumulated deficit	(11,696,501)	(11,786,659)
Accumulated other comprehensive (loss)	(1,749)	(59,104)
Total stockholders’ (deficit)	(4,141,332)	(5,380,909)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$569,313	$515,751

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Nine month periods ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Revenues
Professional services	$465,204	$267,511
User fees and royalties	185,726	153,059

	650,930	420,570

Operating expenses
Research and development	776,757	679,968
Sales and marketing	299,853	301,516
General and administrative	690,002	609,834

Total operating expenses	1,766,612	1,591,318

Loss from operations	(1,115,682)	(1,170,748)

Other income (expenses)
Gain on disposal of marketable securities	—	2,455
Gain on restructuring of senior convertible notes	140,755	—
Amortization of deferred financing costs	(10,705)	(434,177)
Change in fair value of derivative instruments	2,475,346	1,313,591
Interest expense	(162,657)	(122,971)
Interest on accretion of senior convertible debt	(1,249,008)	(1,365,891)
Interest income	1,655	5,314
Gain (loss) on foreign exchange	10,454	(31,831)
Income (loss) before provision for income taxes	90,158	(1,804,258)
Provision for income taxes	—	—
Net Income (loss)	90,158	(1,804,258)

Other comprehensive income (loss)
Unrealized gain on marketable securities	—	24,999
Foreign exchange translation gain (loss)	57,355	(51,766)
	57,355	(26,767)
Comprehensive income (loss)	$147,513	$(1,831,025)
Net Income (loss) per share
Basic and diluted	$0.00	$(0.10)

Weighted average shares outstanding
Basic and diluted	19,004,579	17,051,171

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss
Three month periods ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Revenues
Professional services	$75,894	$238,621
User fees and royalties	57,358	55,392

	133,252	294,013
Operating expenses
Research and development	241,751	177,892
Sales and marketing	115,671	87,199
General and administrative	196,125	185,435

Total operating expenses	553,547	450,526

Loss from operations	(420,295)	(156,513)

Other income (expenses)
Gain on disposal of marketable securities	—	(1,406)
Amortization of deferred financing costs	(5,988)	(229,248)
Change in fair value of derivative instruments	1,303,014	18,061
Interest expense	(99,406)	(31,480)
Interest on accretion of senior convertible debt	(177,219)	(772,524)
Interest income	1,309	3,413
Loss on foreign exchange	(2,128)	(19,572)
Income (loss) before provision for income taxes	599,287	(1,189,269)
Provision for income taxes	—	—
Net income (loss)	599,287	(1,189,269)

Other comprehensive income (loss)
Unrealized gain on marketable securities
Foreign exchange translation gain	—	—
	40,438	9,320
Comprehensive income (loss)	$639,725	$(1,179,949)
Net income (loss) per share
Basic and Diluted	$0.03	$(0.07)
Weighted average shares outstanding
Basic and Diluted	20,116,520	17,130,301

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows
Nine month periods ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$90,158	$(1,804,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,820	443,424
Gain on sale of securities	—	(2,260)
Stock-based compensation expense	67,236	203,258
Fair value adjustment on derivative instruments	(2,475,346)	(1,313,591)
Stock issued in lieu of payment of bonus	5,016	—
Accretion of interest expense (convertible notes)	1,249,008	1,365,891
Warrants issued as finance for short-term loan	14,785	—
Common stock issued as restructuring debt charge	33,628	—
Forgiveness of accrued interest on convertible notes and short term borrowing	(101,250)	—
Common stock issued for services	—	21,600
Common stock issued as restructuring debt charge	198,000	—
Waiver of interest due as restructuring debt credit	(338,755)	—
Bad debt expense	(21,000)	(18,908)

Increase (decrease) in cash flows as a result of changes in assets and liability account balances:
Accounts receivable	(93,133)	(102,460)
Investment tax credit receivable	51,673	136,435
Prepaid expenses and other receivables	48,625	(3,222)
Accounts payable and accrued liabilities	695,125	214,893
Unearned revenue	168,291	11,040
Net cash used in operating activities	(367,119)	(848,158)

Cash Flows From Investing Activities
Proceeds from sale of marketable securities	—	52,260
Net cash provided by investing activities	—	52,260

Cash Flows From Financing Activities
Repayment of senior convertible notes	(289,261)	—
Cost of refinancing senior convertible notes	(29,940)	—
Repayment of capital lease obligation	(12,200)	(12,362)
Repayment of short term borrowings	(50,000)	—
Proceeds from short term borrowings	587,221	1,187,430
Bank overdraft	59,302	—
Net cash (used in) provided by financing activities	265,122	1,175,068

Foreign currency translation gain (loss)	57,355	(51,766)

Decrease in cash	(44,642)	327,404

Cash, beginning of period	44,642	29,864

Cash, end of period	$—	$357,268

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Condensed Consolidated Statements of Cash Flows (continued)
Nine month periods ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Interest paid	$9,283	$28,982
Non cash transactions:
Common shares and warrants issued for investor relation services	76,352	—
Stock based compensation recorded as deferred finance expense	—	301,547
Short term borrowings and accrued interest converted to convertible debt	1,073,583	—
Conversion and warrants derivative liabilities recorded as a reduction in senior convertible note	2,861,060	—
Common shares issued on conversion of debenture	265,000	245,250
Common shares issued in settlement of related party’s accrued expense	15,675	—
Common shares issued for payment of interest for short term borrowing.	1,700	—
Common share issued in settlement of related party short term borrowings and accrued interst.	450,000	—

See notes to condensed consolidated financial statements.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

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

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $11,696,501 as at September 30, 2008. In addition, the Company is delinquent in the remittance of payroll taxes totaling $469,943 withheld from employees as of September 30, 2008. Beginning August 29, 2008, the Company must pay $55,000 for the next twenty months, to the holder of a senior convertible note and 10% of the monthly revenues which exceed $600,000 per month. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and receive continued support from its lenders, shareholders and raise external financing. Management recognizes this and is currently going through the process of securing additional capital to allow the Company to continue operations unhindered. During 2008, management has been in discussion with a number of potential investors to provide short term and long term financing to meet the ongoing capital requirements of the Company. Management is currently negotiating with these investors in order to ensure the Company receives the optimal terms on these deals. Management has also taken measures to decrease its monthly ongoing expenses. Management’s efforts have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. It has amended its pricing model to increase customization fees and has recently secured a number of contracts which it expects will generate sufficient ongoing revenue to generate profits. Management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve profitability.

Note 2.	Summary of Significant Accounting Policies

a)	Basis of Presentation:

The accompanying unaudited financial statements as of, and for the nine month periods ended September 30, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2007, is derived from Phantom Fiber Corporation (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any other portion thereof.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 2.	Summary of Significant Accounting Policies (continued)

b)	Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2008 and 2007, have been excluded from the per share computation because they were anti-dilutive.

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Stock options	—	150,242
Warrants	—	—
Convertible notes payable	11,601,364	5,882,579

Basic and diluted income (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted income (loss) per share for the periods ended September 30, 2008 and 2007, respectively:

	For the Nine months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net Income (loss) to common shareholders	$90,158	$(1,804,258)	$599,287	$(1,189,269)
(Deduct)/Add:
Mark-to-market gain-derivative liability	(2,475,346)	(1,313,591)	(1,303,014)	(18,061)
Interest on convertible debt	1,249,008	1,365,891	177,219	772,524
Net loss to common shareholders and assumed conversion	$(1, 136,180)	$(1,751,958)	$(526,508)	$(434,806)
Denominator:
Share reconciliation:
Weighted average shares used for basic and diluted loss per share	19,004,579	17,051,171	20,116,520	17,130,301
Net loss per share:
Basic and diluted:	$(0.00)	$(0.10)	$(0.03)	$(0.07)

c)	Comprehensive loss

Comprehensive loss includes the net exchange differences arising from the translation of our Canadian dollar denominated subsidiary into US dollars.
Foreign Exchange Translation Gain (Loss)
Beginning balance, January 1, 2008	$(59,104)
Foreign exchange translation gain	57,355
Balance September 30, 2008	$(1,749)

d)	Stock options

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation, (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. (see note 4(c)).

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 2.	Summary of Significant Accounting Policies (continued)

e)	Recent Accounting Pronouncement:

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

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 2.	Summary of Significant Accounting Policies (continued)
In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements if any.
f)	Reclassification

Certain prior year amounts have been reclassified to conform to the financial statement presentation adopted in the current period.

Note 3.	Short Term Borrowings and Short Term Borrowings – Related Party

	September 30	December 31
	2008	2007
Loan from an unrelated party, with no specified repayment date and no interest or penalty provisions.	$21,000	$—

Loan from unrelated parties, repayable 6 months from receipt with no interest or penalty provisions.	295,000	—

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
	—	450,000

Term loans from unrelated parties, repayable 180 days from receipt, bearing interest at 10% per annum. Interest rate is 15% per annum if not repaid within the 180 days. In January 2008, these term loans were settled by issuance of convertible debt as described in Note 5.	—	380,000
Total	$316,000	$830,000

Advance from a related party, repayable on demand, unsecured, bearing interest at 12% per annum.	166,221	101,940

Advance from a related party, repayable 3 months from drawdown date, secured and bearing interest at 2.5% per month. This advance is past due, however, requires no additional interest or penalty.	—	203,880
Total	$166,221	$305,820

The above advances were from a person related to the CEO of the Company. The Company recorded interest expense of $44,448 on related party borrowings for the nine months ended September 30, 2008.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 4.	Capital Structure

(a)	Warrants:

The composition and exercise prices of the warrants outstanding at September 30, 2008 are as follows:

	Number	Weighted average
	of warrants	exercise price	Expiration Date

January 1, 2008	9,602,093	$1.09
Warrants granted	2,828,769	0.50
Warrants expired	(5,702,633)	(1.11)

September 30, 2008	6,728,229	$0.87

Comprised of:
	250,000	4.00	December 15, 2010
	1,249,730	0.56	January 9, 2009
	1,249,730	1.50	January 9, 2009
	300,000	0.50	April 18, 2010
	300,000	0.50	May 18, 2010
	300,000	0.50	June 12, 2010
	150,000	0.50	October 10, 2010
	100,000	0.50	October 24, 2010
	2,165,674	0.50	January 15, 2011
	238,095	0.50	March 25, 2011
	100,000	0.40	May 12, 2010
	100,000	0.60	May 12, 2010
	100,000	0.80	May 12, 2010
	125,000	0.20	July 9, 2011
	6,728,229	$0.87

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

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 4.	Capital Structure (continued)

On July 9, 2008 the Company issued a promissory note payable in exchange for a $25,000 advance. This promissory note had attached 3 year warrants to purchase 125,000 shares of common stock at an exercise price of $0.20 per share. These warrants were valued at $14,785.

On August 14, 2008 the Company issued 10,000 shares in exchange for accrued interest on loans payable totaling $50,000. These loans were repaid during the quarter. These shares were valued at $1,700 which represents the market price on the date of issue.

On September 2, 2008 the Company issued 2,500,000 shares to a relative of the Company’s president. These chares were issued in exchange for outstanding debt and accrued interest totaling $416,372. These shares were valued at $450,000 which represents the market price on the date of issue.

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

The Company's results for the nine and three months ended September 30, 2008 and 2007 include share-based compensation expense of $67,236, $11,354 and $203,258, $36,066, respectively. The options were granted on February 11, 2002 and July 14, 2006 and the vesting period ranges from immediately to 3 years. These amounts have been included in the Consolidated Statements of Operations within operating expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses.

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

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 4. Capital Structure (continued)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Expected term (in years)	N/A	4.00
Expected stock price volatility	N/A	132.57%
Risk free interest rate	N/A	4.54%
Expected dividend yield	N/A	0%
Estimated fair value per option granted	N/A	$0.235

A summary of the activity in the Company’s stock option plan for the nine month period ended September 30, 2008 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Balance at January 1, 2008	1,960,603	$0.47	4.49	$33,600
Options granted	—	—	—	—
Options cancelled	(303,022)	0.46	—	—
Options exercised	(90,749)	0.23	—	—

Balance, September 30, 2008	1,566,832	0.48	4.28	13,871

Exercisable, September 30, 2008	923,685	$0.46	2.84	$13,871

As of September 30, 2008, there was $18,680 of unamortized compensation costs, net of estimated forfeitures, related to non vested stock options, which is expected to be recognized over a weighted average period of approximately 1.0 years. The following is a summary of all stock options outstanding as of September 30, 2008.

Exercise Price	Number of options outstanding	Average remaining life (years)	Weighted average exercise price	Weighted Number of options exercisable	Weighted average exercise price
$ 0.23	266,750	1.12	$0.23	266,750	$0.23
0.50	580,292	4.01	0.50	452,055	0.50
0.51	694,790	4.75	0.51	179,880	0.51
2.00	25,000	3.41	2.00	25,000	2.00
$0.23 - $2.00	1,566,832	4.28	$0.48	923,685	$0.46

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 5.	Senior Convertible Notes

In connection with the January 2006 issuance of $3,500,000 of senior convertible notes, the Company has accounted for the conversion option in the notes as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company had recorded initially the value of the warrants and conversion option at $3,042,290 and $2,983,856, respectively. As the proceeds of the notes of $3,500,000 are less than the combined fair value of the warrants and the conversion option, the initial difference of $2,526,146 has been charged to interest expense on derivative instruments, a non-operating expense, in the consolidated statements of operations. The note is determined to have no value and has been recorded with a debt discount of $3,500,000, the value of the notes. The debt discount is being amortized using the effective interest rate method over the life of the underlying debt accordingly; the effective interest rate for the debt is 507%. The cash paid of $300,720, the value of the warrants of $211,519 and the shares issued of $43,200 to the private agents and lawyers have been accounted as deferred financing cost and the warrants have been accounted for as additional paid in capital. The deferred financing costs are being amortized on a straight line basis over the life of the underlying convertible note.

The company revalued both the conversion option and the warrants as of September 30, 2008 at $0. During the nine months ended September 30, 2008, the company has recorded income of $354,344 from the change in value of these derivative instruments.

On January 31, 2008, the Company concluded the negotiations for the extension of the Senior Secured Note and on February 11, 2008, the final agreements were delivered to the Holder. The amendments are to its outstanding Senior Unsecured Note (the “Amended Note”) in the principal amount of $2,642,000 originally entered into on January 6, 2006. The Holder of the Amended Note, Victory Park Master Fund, Ltd., (the “Holder”) agreed to an extension of the maturity date until May 31, 2008. In exchange for waiving interest due and any technical defaults of the original Registration Rights Agreement and in exchange for the extension of the maturity date and the cancellation of the Class A Warrants to purchase up to 2,642,000 $0.001 par value common stock of the Company for an exercise price of $1.50 per share, the Company agreed to issue 900,000 restricted common shares to the Holder. The agreements also provide for the early prepayment of the Amended Note at a discount under certain circumstances. The revised interest rate of the Amended Note is 12% annually and the amendment also provides for the Holder to be granted a security interest in all of the Registrant’s assets. The Company initially valued the conversion option as of January 31, 2008 at $939,550 which was fully recognized in income as of May 31, 2008. The conversion option exercise price is $0.25. Effective May 31, 2008, the Company paid the Holder $250,000 towards the principal, accrued interest and expenses resulting in a revised principal balance of $2,404,410, accrued interest owing of $95,649 and accrued expenses owing of $29,940. Victory Park Master Fund, Ltd., (the “Holder”) agreed to a second extension of the maturity date until May 31, 2010. The agreement provides for monthly payments of $55,000 beginning on August 29, 2008 and beginning on July 10, 2008 and the tenth day of each month following until maturity, the Company will pay an amount equal to 10% of the previous calendar month gross revenue provided that the resulting amount is greater than $60,000. Provisions of the amended note state that the note will be considered in default if the required $55,000 monthly payments are not made in a timely basis. In the event of default, the holder can demand immediate payment of all principal and interest plus under the amended note (see also note 9, subsequent event). The agreement also calls for weekly and monthly reporting to be reviewed by a third party consultant. The lender also agrees to return for cancellation, Class A warrants to purchase up to 2,642,000 $0.001 par value common stock of the Company for an exercise price of $0.56 per share. The Company initially valued the conversion option at $869,816 and revalued these at $533,942 for the period ended September 30, 2008. This resulted in an income of $335,874 from the change in value of these instruments.

On January 15, 2008, the Company issued (a) $973,583 principal amount of new senior convertible notes, and (b) warrants to purchase 2,165,674 shares of common stock, to 7 accredited investors. These convertible notes were utilized to pay other borrowings received amounting to $182,300, the settlement of short term loans payable of $780,000 and settlement of director dividends payable in the amount of $11,283 all of which was outstanding as of December 31, 2007. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature two years from the date of issuance and are convertible into shares of common stock at the investors’ option at $0.50 per share for one investor and $0.42 per share for the remaining investors, subject to adjustment. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. The Company initially valued the conversion option and warrants at $779,643 and $471,792, respectively. The Company revalued these at $38,586 and $105,504, respectively for the period ended September 30, 2008. This resulted in income of $1,107,345 from the change in value of these instruments.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 5.	Senior Convertible Notes (continued)

On March 25, 2008, the Company issued (a) $100,000 principal amount of new senior convertible notes, and (b) warrants to purchase 238,095 shares of common stock, to an accredited investor. These convertible notes were utilized to pay $50,000 of short term borrowings existing as of December 31, 2007 and an additional $50,000 of short term borrowings received in January 2008. The senior convertible notes bear interest at 1% per annum payable semi-annually. The notes mature on January 15, 2010 and are convertible into shares of common stock at the investors’ option at $0.42 per share, subject to adjustment. The warrants are exercisable for three years from the date of issuance at a purchase price of $0.50 per share. This transaction was exempt from registration requirement pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under. The Company initially valued the conversion option and warrants at $52,381 and $25,730, respectively. The Company revalued these at $0 and $11,940, respectively for the period ended September 30, 2008. This resulted in income of $66,171 from the change in value of this instrument. The investor exercised his right to convert the note into common shares on March 25, 2008 at $0.42 per share.

Note 6.	Related Party Transactions

Included in accounts payable and accruals to related parties is an amount of $142,938 ($164,596 – December 31, 2007) due to an officer for services rendered during the period, representing unpaid compensation due to the officer. Also included in accrued liabilities to related parties at September 30, 2008 is an amount of $39,964 payable to a company directly controlled by the spouse of the CEO for consulting services rendered.

Note 7.	Commitments and Contingencies

Economic Dependency

For the nine months ended September 30, 2008, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $130,000 and $296,000 and accounts receivable from these customers as of September 30, 2008, aggregated $54,000 and $66,000, respectively. The loss of any of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products. For the nine months ended September 30, 2007, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer were approximately $46,000 and accounts receivable from this customer as of September 30, 2007, was $52,000.

Phantom Fiber Corporation

Notes to the Condensed Consolidated Financial Statements (unaudited)
Nine months ended September 30, 2008

Note 7.	Commitments and Contingencies (continued)

SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and the Americas. The following table represents total product sales by geographic area:

	Nine months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

United States and Canada	$503,229	$—	$79,229	$—
South and Central America, Caribbean and Australia	147,701	211,002	54,022	131,424
Europe	—	209,568	—	162,589
	$650,930	$420,570	$133,251	$294,013

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
Nine months ended September 30, 2008

Note 8.	Fair Value Measurements (continued)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	$—	$-	$—	$-

Total Assets	$—	$-	$—	$-

Liabilities
Derivative Instrument ( See Note 5 )	$689,972	$-	$-	$689,972

Total Liabilities	$689,972	$-	$-	$689,972

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	354,444
Total gains or (losses) (realized/unrealized)
Included in earnings	335,228
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$689,672

Note 9.	Subsequent Event

As of November 19, 2008 Phantom Fiber Corporation had not paid the $55,000 monthly installment to the senior convertible note holder due on October 31, 2008. The Directors and Management of the Company are working closely with the senior convertible note holder to bring a timely solution to this issue. At the time of filing the Company has not received a formal default notice from the senior convertible note holder but recognize the company is technically in default of the conditions of the forbearance agreement dated May 31, 2008. No adjustments have been made to these financials statements to reflect the impact of this default. (See note 5)

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Current Business and Outlook

Phantom Fiber provides a wireless data delivery platform and services that allow users to experience internet-like graphics and internet-like speed in an end-to-end highly secure solution across numerous mobile devices and network carriers. The Company’s customers include cellular network carriers, financial institutions, and several online gaming, horse racing, fixed odd game providers and sports book software companies. The focus for the company initially has been on the gaming and entertainment sector, over the past year the Company has expanded its sales and marketing efforts and has now secured clients in the financial and mobile payments vertical, healthcare, logistics and distribution software providers, and the security and remote-monitoring industries.

Phantom Fiber’s licensing models are determined by customers that can ideally sustain a client base greater then 1,000 mobile users. In such cases, we typically enter into exclusive multi-year, revenue-sharing agreements, under which subscribers use Phantom Fiber’s technology to offer services or functions such as games, content or various other features with the ability to transact to their existing data servers. The subscribers are charged a monthly user fee or percentage of the revenues generated from those clients. Phantom Fiber does not produce or distribute any content or industry specific applications, it strictly provides a mobile transport layer that delivers encrypted packets over the cellular networks on behalf of a hosting client. Phantom Fiber remains a wireless transaction enablement company allowing clients to extend functionality to mobile devices such as cellular phones. Phantom Fiber has no plans of entering the wagering or game related market.

Over the past 12 months from a technical perspective, Phantom Fiber continued to strengthen its core functions such as increasing performance, simplifying usage, expanding its device coverage to over 1,500 device types, and providing a more robust server architecture to allow clients to remotely monitor the performance and condition of the platform to ensure it remains up and running at all times. The Company also expanded its platform functionality with stronger video streaming technology, location based tracking and monitoring and analytical tools and representation to further differentiate its offering from any competition. It is the Company’s goal to further exploit these key technical differentiators. Our market positioning in the gaming and entertainment sector remains strong as one of the dominant and recognized mobile solutions provider. With the geographic reach of our offices and ability to support phones indifferent of type or carrier, we believe we will make significant progress in this sector over the next 12 months. We have also targeted other market sectors that have a demand for not only a mobile application, but require the presentation and performance inherent to our product.

The Company’s goal for this upcoming year will be to continue its focus on market penetration in vertical markets in which we are recognized. The Company will continue to deploy the backlog of sites it has amassed through its existing contracts and to work much closer with its partners in assisting them in the marketing of a mobile product. Each client signed usually represents a number of sites who license our partners’ software. Therefore, each signed partnership agreement requires Phantom Fiber to deploy a number of sites which make up the companies backlog. In order to address this backlog the Company focused on introducing methodologies and product constructs geared towards more quickly producing brands for the underlying operators. It has also introduced several “ease of use” functions within the product to provide a more simple experience to the end user, again with the intent of increasing adoption.

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business, notwithstanding the continuing operating losses and the accumulated deficit of $11,696,501 and shareholders’ deficit of $4,141,332 as at September 30, 2008. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern without additional capital being made available. Management recognizes this and is currently going through the process of securing additional capital to allow the company to continue operations unhindered. Management’s efforts over the past twelve months have also been directed towards the development and implementation of a plan to generate sufficient ongoing revenues to cover all of its present and future costs and expenses. These efforts have allowed the Company to greatly reduce its ongoing losses and the Company believes it will be cash flow positive in 2008. Therefore management intends to raise sufficient capital to eliminate or greatly reduce its current debt and provide sufficient working capital to achieve ongoing profitability. Management is also currently working with the note holder in an attempt to restructure the note to decrease the monthly payments demands.

Results of operations for the three months ended September 30, 2008 and September 30, 2007

In the third quarter of fiscal 2008 the loss from operations increased by $263,782 to $420,295 from $156,513 in the third quarter of 2007. After the net impact of other income and expenses the net income for the quarter ended September 30, 2008 was $599,287 compared to a net loss of $1,189,269 for the same period in the preceding year, a increase of $1,788,556.

Revenue

Total revenue decreased by $160,761 from $294,013 for the quarter ended September 30, 2007 to $133,252 for the quarter ended September 30, 2008, a decrease of 55%. Professional services revenue decreased by $162,727 from $238,621 in the third quarter of 2007 to $75,894 in the third quarter of fiscal 2008. This decrease is due to the increases fulfillment of agreements and focus on research and product development. User fees and royalties increased $1,966 from $55,392 in the third quarter of 2007 to $57,358 in the third quarter of 2008.

Operating expenses

Total operating expenses increased $103,021 from $450,526 for the quarter ended September 30, 2007 to $553,547 for the quarter ended September 30, 2008, an increase of 23%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $63,859 to $241,751 in the third quarter of 2008 from $177,892 in the same period in the prior year. R&D salaries and benefits paid to develop products and assist in implementation increased from $268,820 in 2007 to $278,310 in 2008 an increase of $9,490 (4%). This increase is due to salary increases for a number of staff and recent hirings in the quarter.

Sales and marketing

Total sales and marketing expenses increased by $28,472 to $115,671 in the third quarter of fiscal 2008 from $87,199 in the previous year representing an increase of 33%. Sales and marketing salary and benefits increased by $5,249 (11%) from $45,754 in 2007 to $51,003 in 2008 primarily due to increased share based compensation cost. Travel and entertainment expenses decreased $12,344 in the third quarter of 2008 over the same period in 2007. Public relations expense increased by $16,884 from $1,809 in 2007 to $18,693 in 2008 as a result of using of a new investor relation firm. Bad debt expense increased $34,143 to $34,185 in 2008 from $42 in 2007.

General and administrative expenses

The Company’s general and administrative expenses increased to $196,125 for the three months ended September 30, 2008 from $185,435 for the same period last year an increase of $10,690. Salaries and payroll costs increased $12,139 from $102,980 in 2007 to $115,119 in 2008 due to penalties and interest on unpaid payroll taxes. Director’s compensation decreased $9,901 from $22,146 in 2007 to $12,245 in 2008 due primarily to no stock options being awarded. Accounting and audit expense decreased $2,013 from $12,017 in 2007 to $10,004 in 2008. Other professional fees increased by $7,631 from ($5,406) in 2007 to $2,225 in 2008. This is due to legal fees incurred to renegotiate convertible debt and fees paid to consultants not used in the prior year. Amortization expense increased from $3,524 in 2007 to $11,384 in 2008, an increase of $7,860. Consulting services decreased from $1,063 in 2007 to $173 in 2008, a decrease of $890 due to reduced dependency on outside services. Filing fees decreased from $3,739 from $6,888 in 2007 to $3,149 in 2008.

Other income and expenses

Interest on accretion of senior convertible debt included in interest expense was, recognized in the amount of $177,219 for the third quarter of 2008 compared to $772,524 for the same period in 2007, an increase of $775,102. The Company recognized a benefit from the change in value of $1,303,014 related to the derivative instruments associated with the convertible debt issued by the Company.

Results of operations for the nine months ended September 30, 2008 and September 30, 2007

In the first nine months of fiscal 2008 the loss from operations decreased by $55,066 to $1,115,682 from $1,170,748 in the first nine months of 2007. After the net impact of other income and expenses the net income for the period ended September 30, 2008 was $90,158 compared to a net loss of $1,804,258 for the same period in the preceding year, a decrease of $1,894,416.

Revenue

Total revenue increased by $230,360 from $420,570 for the nine months ended September 30, 2007 to $650,930 for the nine months ended September 30, 2008, an increase of 55%. Professional services revenue increased by $197,693 from $267,511 in the first nine months of 2008 to $465,204 in the first nine months of fiscal 2008. This increase is due to the addition of new customers. User fees and royalties increased $32,667 from $153,059 in the first nine months of 2007 to $185,726 in the first nine months of 2008 as a result of new customers which are now operational.

Operating expenses

Total operating expenses increased $175,294 from $1,591,318 for the nine months ended September 30, 2007 to $1,766,612 for the nine months ended September 30, 2008, an increase of 11%. Operating expenses are grouped into research and development, sales and marketing and general and administrative. The change in each of these groupings is described below:

Research and development

The total research and development costs increased by $96,789 to $776,757 in the first nine months of 2008 from $679,968 in the same period in the prior year. R&D salaries and benefits paid to develop products and assist in implementation increased from $820,112 in 2007 to $923,557 in 2008 an increase of $103,445 (13%). This increase is due to salary increases for a number of staff and recent hiring early in the first quarter of 2008. Research and development tax credits increased by $8,634 from $154,028 in 2007 to $162,662 in 2008.

Sales and marketing

Total sales and marketing expenses decreased by $1,663 to $299,853 in the first nine months of fiscal 2008 from $301,516 in the previous year representing a decrease of 1%. Sales and marketing salaries and benefits decreased by $9,327 (5%) from $184,112 in 2007 to $174,785 in 2008.

General and administrative expenses

The Company’s general and administrative expenses increased to $690,002 for the nine months ended September 30, 2008 from $609,834 for the same period last year an increase of $80,168. Salaries and payroll costs increased by $34,910 from $300,675 in 2007 to $335,585 in 2008 due to penalties and interest on unpaid payroll taxes. Director’s compensation decreased by $22,055 from $69,974 in 2007 to $47,919 in 2008 due primarily to no stock options being awarded. Accounting and audit expense increased $8,628 from $58,733 in 2007 to $67,361 in 2008. Professional fees increased by $51,177 from $24,389 in 2007 to $75,566 in 2008. This is due to legal fees incurred to renegotiate convertible debt and fees paid to consultants not used in the prior year. Amortization increased from $10,020 in 2007 to $34,894 in 2008, an increase of $24,874. Filing fees decreased from $19,950 in 2007 to $4,828 in 2008, a decrease of $15,122.

Other income and expenses

Interest on accretion of senior convertible debt was recognized in the amount of $1,249,008 for the first nine months of 2008 compared to $1,365,891 for the same period in 2007, a decrease of $276,680. The Company recognized a net loss for change in value of $2,475,346 related to the derivative instruments associated with the convertible debt issued by the Company.

Liquidity and Capital Resources

The Company’s working capital deficiency was $5,440,537 at December 31, 2007 and $2,507,366 at September 30, 2008. The change in working capital was primarily the result of a decrease in short term and other borrowings of $653,599 , an increase in accrued liabilities of $40,158, an increase in accounts payable of $27,646 a change in value of derivative instruments of $354,344 and a change in senior convertible notes of $2,127,490 due to refinancing. The Company’s net accounts receivable increased $112,133 due to new customers and the investment tax credit receivable reduced by $51,673 due to payment received for prior year’s returns. The Company had a bank overdraft of $59,302 compared with cash and cash equivalents of $44,642 at the end of the prior year.

For the period ended September 30, 2008, cash used in operating activities totaled $367,119. This amount compares to $848,158 used in operations in the first nine months of 2007.

Cash provided by financing activities amounted to $265,122 which was comprised of proceeds from short term borrowings of $587,221 less repayment of capital lease obligations of $12,200 and repayment of senior convertible notes of $289,261 and cost of refinancing senior convertible notes of $29,940.

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

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" of the Company’s annual audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. See Form 10-KSB/A for the year ended December 31, 2007.

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

DATE: November 20, 2008
BY:	/s/ Jeffery Halloran
Jeffery Halloran
President/CEO/Director