Form 10-K/A
period 2007-12-31
PHANTOM FIBER CORP
filed 2009-05-14
CIK 49397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number 001-15627


                            PHANTOM FIBER CORPORATION
                 (Name of small business issuer in its charter)

           DELAWARE                                              04-2451506
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              2 Rector Street, Suite 2101, New York New York 10006
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (212) 785-6200

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $495,285

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 10, 2008, was $5,874,634.

As of April 10, 2008, the issuer had 18,950,433 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           PHANTOM FIBER CORPORATION

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-KSB for the year ended December 31, 2007 (as initially filed with the Securities and Exchange Commission on April 15, 2008) and is being filed to correct certain language in the certifications made in the initial filing.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 12, 2009                      By: /s/ Kevin Kading
                                           -------------------------------------
                                           Kevin Kading
                                           Vice-President/Director