Form 10-Q/A
period 2008-03-31
PHANTOM FIBER CORP
filed 2009-05-14
CIK 49397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE \
    ACT OF 1934

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

              2 Rector Street, Suite 2101, New York, New York 10006
                    (Address of Principal Executive Offices)

                                 (212) 785-6200
                (Issuer's Telephone Number, Including Area Code)

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

                           Phantom Fiber Corporation

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (as initially filed with the Securities and Exchange Commission on May 20, 2008) and is being filed to correct certain language in the certifications made in the initial filing.

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