Form 10-Q/A
period 2008-09-30
PHANTOM FIBER CORP
filed 2009-05-14
CIK 49397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2008

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

                           Phantom Fiber Corporation

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2008 (as initially filed with the Securities and Exchange Commission on November 20, 2008) and is being filed to correct certain language in the certifications made in the initial filing.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 12, 2009
                                               By: /s/ Kevin Kading
                                                  ------------------------------
                                                  Kevin Kading
                                                  Vice-President/Director