Form 10-K/A
period 2007-12-31
PHANTOM FIBER CORP
filed 2009-06-05
CIK 49397

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           PHANTOM FIBER CORPORATION

                                EXPLANATORY NOTE

This Amendment No.3 on Form 10-K/A amends our Annual Report on Form 10-KSB for the year ended December 31, 2007 (as initially filed with the Securities and Exchange Commission on April 15, 2008) and is being filed to correct certain language in the certifications made in the initial filing.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 4, 2009                     By: /s/ Kevin Kading
                                           -------------------------------------
                                           Kevin Kading
                                           Principal Executive Officer &
                                           Principal Financial Officer