Form 10-Q/A
period 2008-03-31
PHANTOM FIBER CORP
filed 2009-06-05
CIK 49397

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

                           PHANTOM FIBER CORPORATION

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (as initially filed with the Securities and Exchange Commission on May 20, 2008) and is being filed to correct certain language in the certifications made in the initial filing.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 4, 2009                       BY: /s/ Kevin Kading
                                             -----------------------------------
                                             Kevin Kading
                                             Principal Executive Officer &
                                             Principal Financial Officer